Form 10KSB
period 1999-12-31
SPORTS GROUP INTERNATIONAL INC
filed 2000-05-09
CIK 1072119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________________

                         COMMISSION FILE NUMBER 0-30444

                        SPORTS GROUP INTERNATIONAL, INC.
            (formerly known as Secretarial Services of Orlando, Inc.)

        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                               59-3474394
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

           7730 E. GREENWAY RD., SUITE 203, SCOTTSDALE, ARIZONA 85260
               (Address of Principal Executive Offices) (Zip Code)

                                 (480) 443-0200
                 (Issuer's telephone number including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenue for its most recent fiscal year: $ 10,213,469

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $3,364,148 (for purposes of the foregoing calculation only, each of the registrant's officers and directors, and no other persons, is deemed to be an affiliate).

There were 8,227,418 shares of registrant's common stock outstanding as of March 15, 2000.

                      Documents incorporated by reference:
                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        SPORTS GROUP INTERNATIONAL, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS..........................................     1

ITEM 2.  DESCRIPTION OF PROPERTY..........................................    13

ITEM 3.  LEGAL PROCEEDINGS................................................    16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    19

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........    20

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........    23

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................    31

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.........................................    31

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................    32

ITEM 10. EXECUTIVE COMPENSATION...........................................    35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...................................................    37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................    38

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K........................    40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTION AND UNCERTAINTIES, WHICH ARE DIFFICULT TO PREDICT. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECT," "LIKELY," AND VARIATIONS OF THESE WORDS, AND SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "MANAGEMENT DISCUSSION AND ANALYSIS" AND "RISK FACTORS," AS WELL AS THOSE DISCUSSED IN THIS PART AND ELSEWHERE IN THIS FORM 10-KSB.

     BUSINESS OVERVIEW:

     The Company was incorporated in the state of Florida in September 1997, as Secretarial Services of Orlando, Inc. and in March 1999 changed its name to Sports Group International, Inc. Prior to March 1999, the Company had no significant operations. The term "Company" refers to Sports Group International, Inc. and its subsidiaries. The Company trades over-the-counter on the Electronic Bulletin Board under the symbol "SPGK". The Company has developed its business through the acquisition of the Frullati Cafe and Bakery and the Surf City Squeeze franchise businesses, as described in more detail below.

     The Company operates and franchises, under the Frullati Cafe and Bakery and the Surf City Squeeze brand names, juice bars and health food cafes that serve blended fruit drinks and healthy foods and snacks in shopping malls, airports, hospitals and health clubs throughout the United States and Canada. As of December 31, 1999, the Company, through its subsidiaries, has approximately 209 total locations, of which 185 are either franchised or licensed by third parties and 24 are directly owned and operated by the Company or its subsidiaries. The Company's corporate stores operate under the Frullati Cafe and Bakery brand name. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

     The Company derives its revenues primarily from franchise and license fees, sales from its company-owned stores, and sales of nutritional and health food products to franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail food concepts in the United States and select international markets that include Canada, the Middle East, Australia, and certain Pacific Rim countries. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. Currently, the majority of the company-owned stores are located in the Dallas-Ft. Worth metropolitan area. The Company has not yet identified other areas where it may wish to operate company-owned stores.

     INDUSTRY OVERVIEW:

     The U. S. market for juice and smoothie blended drinks is large, having grown nearly 30% in the past year, according to the 1999 Juice and Smoothie Bar Industry Analysis Report (the "Report"). The juice/smoothie segment of the specialty-restaurant industry accounted for approximately $647 million in revenue during the past year, with major chain operators (i.e., those with 30 units or more) posting roughly $450 million of the revenue and independent operators accounting for about $197 million. The Report also found the juice/smoothie segment's operators with 30 units or more are taking market share from the independents operators. Specifically, the Report noted that the major retail players, with approximately 1,817 stores in the smoothie segment, now control 70 percent of the market, up from 55% in 1998 and 42% in 1997.

     The Report stated that the growing smoothie-and-juice-bar segment is quickly learning the importance of building a brand name, with most of the major chains shifting their growth strategies to major franchise development agreements and co-branding efforts. The Report also predicted that the major chains, which are mainly based in the Pacific and Southeastern regions of the country, will expand into other U.S. territories, where menu diversification will be vital to success.

     BUSINESS OF ISSUER:

     The Company is an operator and franchisor of juice bars and health food cafes that serve blended fruit drinks and healthy food and snacks. The Company conducts its business through two operating divisions: Frullati Cafe and Bakery, which commenced operations in 1985, and Surf City Squeeze, which commenced operations in 1989.

     The stores operating under the Frullati Cafe and Bakery brand name are located primarily in shopping malls, airports and hospitals in the midwest, southwest, and southeastern United States. The average Frullati Cafe and Bakery store derives approximately 60% of its total revenue from blended fruit drinks and other beverage sales and approximately 40% from the sale of sandwiches, baked goods and other healthy food items. The stores operating under the Surf City Squeeze brand name are located in shopping malls and health clubs primarily in California, Arizona and Canada. The average Surf City store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, and nutrients and supplements that are added to the drinks.

     BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE:

     The Company's growth has been driven through acquisitions. On March 15, 1999, the Company purchased all of the outstanding common shares of Surf City Acquisition Corporation II ("SCAC") by issuing 575,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and 2,000,000 shares of its common stock par value $0.001 per share (the "Common Stock") in exchange for all SCAC's issued and outstanding common stock, warrants, and the cancellation of a Shareholder Voting Trust and Management Agreement among its shareholders. SCAC, in turn, owns all of the common shares of Surf City Squeeze, Inc. ("Surf City"). Surf City is a franchiser of juice bars that sell blended fruit drinks and other nutritional products.

     Surf City filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 13, 1997, and emerged from bankruptcy when SCAC purchased all of its Common Stock pursuant to the First Modified Joint Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors in the United States Bankruptcy Court for the District of Arizona on November 18, 1997 (the "Plan of Reorganization"). The Plan of Reorganization is described in more detail below. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - SURF CITY'S PLAN OF REORGANIZATION, below.

     On May 21, 1999, the Company issued, pursuant to a private placement exempt from registration under the Securities Act of 1933, 650,000 shares of its Series B Convertible Preferred Stock (the "Series B Preferred") to Robert E. Petersen and Margaret M. Petersen, as Trustees of the R.E. & M. Petersen Living Trust Dated January 17, 1983 (the "Petersen Trust"), at $10.00 per share and a warrant to purchase 1,000,000 of the Company's Common Stock at $2.00 per share (the "Petersen Transaction"). Simultaneously with the closing of the Peterson Transaction, on May 21, 1999, the Company used the proceeds of the Petersen Transaction to purchase all of the Common Stock of Selman Systems, Inc. ("Selman") for $6,500,000 in cash and the assumption of certain debt. Selman, through its wholly owned subsidiaries, owns and operates Frullati Cafe & Bakery ("Frullati"), a chain of franchised and company-owned cafes and bakeries serving blended fruit drinks and other healthy foods and snacks, at locations throughout the United States.

     On July 7, 1999, the Company, through Selman, purchased all of the outstanding common stock and warrants of Fru-Cor, Inc ("Fru-Cor"), an owner of eight Frullati Cafe & Bakery locations in Texas, Mississippi and Louisiana. The total amount Selman paid for Fru-Cor was $1,200,000, evidenced by a promissory note between Selman and the former shareholders of Fru-Cor (the "Fru-Cor Note"). The Fru-Cor Note is due on May 20, 2000. The Fru-Cor Note is secured by a pledge of all of Selman's common stock to Kenneth L. Musgrave, Ltd., Tony Condor and Larry Pearce (the "Selman Note Holders"). The Company is currently renegotiating the payment terms of the Fru-Cor Note with the Selman Note Holders. The Company anticipates the term of the Fru-Cor Note will be extended to the end of fiscal year 2000, with the Company making payments of principal and interest on a monthly basis during such term.

     Except for Surf City's voluntary Chapter 11 bankruptcy discussed above, there have been no bankruptcy, receivership, or similar proceedings in the Company's history.

     BUSINESS OF SUBSIDIARIES: FRULLATI CAFE & BAKERY AND SURF CITY SQUEEZE

     The following is a description of the business and subsidiaries that comprise the Company's two operating divisions, Frullati Cafe & Bakery and Surf City Squeeze.

                              THE FRULLATI DIVISION

     The Frullati division operates through Selman Systems, Inc. ("Selman"), which the Company acquired in May 1999. Selman was formed in 1992, and operates exclusively as the holding company for its six wholly owned subsidiaries:
Frullati Enterprises, Inc., Frullati, Inc., Frullati Franchise Systems, Inc., Frullati Systems, Inc., Boosters, Inc. , and Fru-Cor. Selman and each of its wholly owned subsidiaries, are Texas corporations in good standing.

     The key operating unit of the Frullati Division is the Frullati Cafe & Bakery Store. The Company both franchises Frullati Cafe & Bakery Stores and owns and operates several stores for its own account. Frullati Cafe & Bakery stores offer smoothies and other blended fruit drinks, as well as an expanded food menu, including, salads, sandwiches and other health food items.

                           FRULLATI ENTERPRISES, INC.

     Frullati Enterprises, Inc. was formed in 1996 to act as a holding company for certain company-owned Frullati Cafe & Bakery stores, some of which were separately incorporated and subsequently merged into Frullati Enterprises, Inc. The stores are located throughout the Eastern half of the United States.

                                 FRULLATI, INC.

     Frullati, Inc was formed in 1995 to act as a holding company for certain company-owned Frullati Cafe & Bakery stores. These stores, some of which were separately incorporated, were subsequently merged into Frullati Inc., and are located in the Southeastern and Midwestern portion of the United States.

                        FRULLATI FRANCHISE SYSTEMS, INC.

     Frullati Franchise Systems, Inc. ("Frullati Franchise") was formed in 1994 to act as a franchisor of Frullati Cafe & Bakery stores to third parties and to provide continuing training and support for its franchisees. As of December 31, 1999, Frullati Franchise had 44 franchisees operating 55 locations in 13 states across the United States. No single franchisee owns more than three Frullati Cafe & Bakery locations. Frullati Cafe & Bakery franchisees typically pay an initial $30,000 franchise fee to Frullati Franchise. Franchisees also agree to pay a continuing royalty of 6% of gross revenues on a weekly basis and a weekly advertising fee of a 0.25% of gross revenue. Frullati Franchise can increase the advertising fee on 90 days notice, up to a maximum of 3% of gross revenues. The typical term of a franchisee agreement is the lesser of ten years or the term of the commercial real estate lease on the facility to be operated as a Frullati Cafe & Bakery location by the franchisee.

                             FRULLATI SYSTEMS, INC.

     Frullati Systems, Inc. ("Frullati Systems") was formed in 1993 to act as the real estate development arm of Selman. In this capacity, Frullati Systems searches for new commercial sites throughout the United States for both franchisees and company-owned Frullati Cafe & Bakery stores. Frullati Systems negotiates leases for new franchise sites; contracts, oversees and manages the build-out or improvements for these sites; and frequently serves as the tenant under the real estate lease of the site. The typical real estate lease for a Frullati Cafe & Bakery site is ten years.

     When Frullati Systems acts as the tenant, it subleases the location to a franchisee, but usually remains liable to the landlord for the lease obligations. If a franchisee defaults, Frullati Systems can evict the franchisee and take possession of the site. In addition, Frullati Franchise or Frullati Systems has guaranteed commercial real estate leases between landlords and its franchisees. As of December 31, 1999, Frullati Franchise Systems, Inc. or Frullati, Inc. was a tenant under 49 commercial real estate leases, which were, in turn, subleased to the franchisees and is a guarantor for its franchisees on three real estate leases. In addition, Frullati Systems, Inc or affiliated entities are liable to the landlord for the lease obligations of all company-owned stores.

                                 BOOSTERS, INC.

     Boosters, Inc., dba Tovali Products Corp. ("Tovali"), was formed in 1999 to serve as the developer and distributor of proprietary smoothie mixes and other nutritional products and supplements that are sold to Frullati Cafe & Bakery franchisees and company-owned stores. Tovali formulates its own proprietary smoothie mixes and other nutritional products. Tovali outsources the manufacturing of its products. The finished product is shipped directly to Tovali for distribution to franchisees and licensees and then shipped to franchisees and licenses on a C.O.D. basis.

                                  FRU-COR, INC.

     Fru-Cor, Inc. ("Fru-Cor") was acquired by Selman in July 1999. Fru-Cor was formed in 1998 to act as the holding company for seven Frullati Cafe & Bakery locations owned by unrelated third parties. These stores are all located in the Southeastern United States. Selman currently manages and operates the Fru-Cor locations as company-owned stores. Fru-Cor also owns all of the outstanding shares of Texas Class, Inc., a Texas corporation, whose sole asset is a single Frullati Cafe & Bakery location. It is the intention of the Company's management to sell Fru-Cor's Frullati Cafe & Bakery sites to third party franchisees.

                           SELMAN FINANCING ACTIVITIES

     The Company has used the Common Stock of Selman to finance its purchase of Selman, its purchase of Fru-Cor, and to finance certain other obligations.

     Under a Pledge Agreement dated July 7, 1999, the Company pledged all of Selman's Common Stock to the Selman Note Holders to secure the $1,200,000 promissory note given by Selman as part of the purchase price for Selman's purchase of Fru-Cor, Inc. Fru-Cor was the owner of eight Frullati Cafe and Bakery locations in Texas, Mississippi and Louisiana. The note is due May 20, 2000.

     In addition,  the Company also pledged all of Selman's Common Stock to Ziad
S. Dalal ("Dalal") to secure its promissory note, dated May 21, 1999, to Dalal, in the principal amount of $300,000 (the "Dalal Note"). The Dalal Note provides for 36 monthly payments of principal and interest of $9,540 each, beginning on February 1, 2000, and on the first of each month thereafter until the final payment on December 31, 2002. The stock pledge between the Company and Dalal is subordinate to the rights of the Selman Note Holders.

     When the Company acquired Selman, it also agreed to remove Dalal from the guaranty of a note to United Texas Bank in the original principal amount of $576,000 and a note to Bank One in the original principal amount of $100,000. The Company failed to remove Dalal timely from these guarantees and Dalal filed suit against the Company. In early January, the Company paid the United Texas Bank and Bank One notes in full and in February 2000 entered into a settlement of the Dalal claims. See, LIQUIDITY AND CAPITAL RESOURCES - RISK FACTORS AND LEGAL PROCEEDINGS below.

                         THE SURF CITY SQUEEZE DIVISION:

     The Company's Surf City Squeeze division offers primarily smoothies and other nutritional drinks and supplements. Surf City Squeeze stores are almost entirely operated by franchisees and offer a more limited food menu than Frullati Cafe and Bakery, but offer a greater variety of nutritional drinks and supplements.

                      SURF CITY ACQUISITION CORPORATION II

     The Company acquired Surf City Acquisition Corporation II ("SCAC") in March 1999; SCAC owns all of the stock of Surf City. Surf City, in turn, has three wholly owned subsidiaries: Surf City Franchising Corporation ("SCSFC"), Malibu Smoothie Franchising Corporation ("Malibu Smoothie"), and Kona Coast Provisions, Inc. ("Kona Coast"). SCAC, Surf City and each of its three wholly owned subsidiaries are Arizona corporations in good standing.

     SCAC is the holding company of Surf City and its subsidiaries. SCAC was formed in 1997 to acquire all of the outstanding stock of Surf City under the Plan of Reorganization approved by the United States Bankruptcy Court.

                             SURF CITY SQUEEZE, INC.

     Surf City Squeeze, Inc. ("Surf City") was formed in 1989 to operate juice bars for its own account and to license the Surf City Squeeze juice bar concept to third parties. The Surf City Squeeze juice bar concept seeks to take advantage of the current interest in health food by providing the retail sale of blended fruit drinks and healthy snacks through strategically located stores in high traffic areas. Prior to 1995 and when existing company-owned locations were sold pursuant to the Plan of Reorganization, Surf City granted the purchaser of a company-owned store a license, rather than a franchise, to continue operating the location as a Surf City Squeeze juice bar. The license charge in these situations is included in the total sales price for the property, and the term of the license is the lesser of ten years or the remaining term of the commercial real estate lease. Under a license, the licensee pays no ongoing royalty or advertising fees to Surf City, and the support provided to the operator, by Surf City, is likewise limited. As of December 31, 1999, Surf City had 34 locations operated by licensees.

     In early 1995, Surf City ceased its licensing activities and turned its focus to operating company-owned Surf City Squeeze stores and franchising juice bars through a wholly owned subsidiary.

     In late 1995, after receiving financing from Weider Health & Fitness ("Weider"), Surf City initiated a rapid expansion of its company-owned stores in prime locations throughout the United States. As part of this expansion, Surf City secured leases for numerous retail sites, with the intention of using the revenue from existing company-owned stores to finance further expansion. When Weider declined to fund the remaining $ 3 million of a $6.5 million line of credit, Surf City did not have the financial ability to open new stores for which it previously had signed lease commitments. The convergence of Weider's failure to fund the line of credit and the liability for store leases, forced Surf City to file for Chapter 11 bankruptcy reorganization on January 13, 1997.

     During its bankruptcy reorganization, Surf City continued to operate and manage its business as a debtor-in-possession. Surf City emerged from bankruptcy when SCAC purchased all of its stock pursuant to the Plan of Reorganization. The required majority of creditors approved the Plan of Reorganization and Surf City is now operating under the Plan of Reorganization. The Plan of Reorganization allowed Surf City to restructure its financial obligations with creditors and landlords, and to assume or reject the leases on its stores throughout the United States.

     As part of its Plan of Reorganization, Surf City has either closed or sold all company-owned stores. When selling company-owned stores, as part of the selling price, Surf City, through a wholly owned subsidiary, grants the buyer a franchise to operate as a Surf City Squeeze location for a set period of time. The franchise term is usually the lesser of ten years or the remaining term of the commercial real estate lease for the Surf City Squeeze location assumed by the new franchisee. After the sale has closed, SCSFC provides support for the new franchisee, and receives monthly royalty payments based on the gross revenue of the new franchisee. Surf City Squeeze Franchising Corporation.

     Surf City Franchising Corporation ("SCSFC") was formed in 1995 to franchise Surf City Squeeze stores to third parties. As of December 31, 1999, SCSFC had 64 franchisees operating 79 locations in 11 states throughout the United States and Canada. No single franchisee owns more than four Surf City Squeeze locations. Franchisees pay an initial $30,000 franchise fee upon entering into the franchise agreement with SCSFC. Franchisees also pay a continuing royalty of 6% of gross revenues on a monthly basis. SCSFC occasionally pledges the monthly royalty payments from certain franchisees as security for various SCSFC financial obligations. The term of a Surf City franchise agreement is the lesser of ten years or the term of the commercial real estate lease for the facility being operated as a Surf City Squeeze location by the franchisee.

     On July 7, 1998, SCSFC entered into a Master Franchise Agreement with 1238176 Ontario, Inc. (the "Master Franchisee"). The Master Franchise Agreement grants the Master Franchisee the exclusive right to set-up, create, establish and operate Master Franchisee-owned stores and to grant franchises for stores to qualified persons in the country of Canada. Under the Master Franchise Agreement, SCSFC receives a royalty 6% of monthly revenues for stores owned and operated by the Master Franchisee and a reduced royalty of 2% of monthly revenues for stores operated by third party franchisees. As of December 31, 1999, 14 stores have been opened and are operating in Canada under this Master Franchise Agreement, with only one store owned and operated by the Master Franchisee.

     As part of its franchising business, SCSFC or Surf City commonly enter into leases directly with the landlord for the Surf City Squeeze locations intended to be franchised, and then sublease the location to the new franchisee. Consequently, SCSFC or Surf City is frequently a tenant under, and thus liable and responsible for, various real estate leases for the benefit of its franchisees. In subleasing a Surf City Squeeze location, Surf City or SCSFC may increase the rent to compensate for the lease risk they assume. As of December 31, 1999, SCSFC or Surf City were tenants under 70 real estate leases, which, in turn, were sub-leased to franchisees. SCSFC or Surf City, as a sublessor, has the right to evict a defaulting franchisee from the premises and relet the site.

     SCSFC, Surf City, or other affiliates of the Company have and will likely continue to "guarantee" real estate leases between landlords and its franchisees and licensees. As of December 31, 1999, SCSFC or Surf City was guarantors for its franchisee's or licensee's obligations on six real estate leases. The typical commercial real estate lease for a Surf City location, whether SCSFC or Surf City is the tenant or a guarantor, is five to eight years.

     As of April 1998, SCSFC ceased to sell Surf City Squeeze franchises to new franchisees and is currently restricting its operations to supporting its existing franchisees at their respective locations. All new franchises for Surf City Squeeze locations will be sold by Malibu Smoothie, which is discussed below.

                     MALIBU SMOOTHIE FRANCHISING CORPORATION

     Malibu Smoothie Franchising Corporation ("Malibu Smoothie") was formed in 1998 to act as a franchisor for new Surf City Squeeze franchises and to simplify the preparation of the franchisor's audited financial statements included in its Uniform Franchise Offering Circular ("UFOC") during the period Surf City was operating under the Plan of Reorganization. The franchise terms, royalties, and treatment of the commercial real estate leases are substantially the same as employed by SCSFC described above, except that the royalty payments are collected from franchisees on a weekly basis.

                           KONA COAST PROVISIONS, INC.

     Kona Coast Provisions, Inc. ("Kona Coast") was formed in 1994 to act as the developer, and distributor of smoothie mixes and other nutritional products and supplements. Kona Coast sells its proprietary nutritional products to franchisees and licensees of Surf City Squeeze juice bars. Kona Coast outsources all of the manufacturing of its products, which are shipped directly from the manufacturer to Kona Coast's warehouse in Scottsdale, Arizona. Kona Coast receives orders for its products directly from franchisees and licensees, and ships its product directly to them on a C.O.D. basis.

                       SURF CITY'S PLAN OF REORGANIZATION

     Surf City is currently operating under the Plan of Reorganization approved by the United States Bankruptcy Court and the required majority of Surf City's creditors. As part of the Plan of Reorganization, Surf City entered into numerous stipulations and settlements with various creditors, including landlords, that required either cure payments and, in certain cases, payments made to creditors over time. The terms of the general unsecured claims under the Plan of Reorganization require minimum aggregate payments of $1,225,000. Specifically, beginning with the calendar year 1998, Surf City is required to pay into an unsecured creditor distribution account, on the twentieth (20th) day of each calendar quarter and continuing for seven years thereafter, the following amounts: (i) $43,750; (ii) twenty-five percent (25%) of the first $50,000 of Net Cash Flow (defined in the Plan of Reorganization as the net consolidated cash flow of Surf City and its subsidiaries based on generally accepted accounting principles) for the preceding calendar quarter on a cumulative basis, taking into account the $43,750 payment in (i); and (iii) forty percent (40%) of the Net Cash Flow in excess of $50,000 for the preceding calendar quarter on a cumulative basis (items (ii) and (iii) are collectively referred to as the "Contingency Payments"). At this time, Surf City cannot reasonably estimate the amount of Contingency Payments that will ultimately be payable to the unsecured creditor distribution account because of uncertainties in the ability of Surf City and its subsidiaries to generate Net Cash Flow and the Company's inability to estimate the timing of any such Net Cash Flow if it does occur. As of December 31, 1999, Surf City has not made any Contingency Payments to the unsecured creditors pool.

     Under  the  Plan  of  Reorganization,   beginning  February  1,  1998,  and
continuing for seven years thereafter, the salaries of certain Surf City executives are limited to $100,000 each per calendar year, plus a percentage of Net Cash Flow. The Plan of Reorganization defines "Executive Salaries" as all cash received by executives from Surf City, Kona Coast, and SCSFC, in the form of salaries, exclusive of health, dental, life, disability, and similar benefits. The percentage of Net Cash Flow available for Executive Salaries is determined and paid on a quarterly basis, as follows: (i) seventy-five percent (75%) of the first $50,000 of the Net Cash Flow for the preceding calendar quarter; and (ii) thereafter, forty percent (40%) of the Net Cash Flow in excess of $50,000 for the preceding calendar quarter. Net Cash Flow is defined as the net consolidated cash flow of Surf City and its subsidiaries, based upon generally accepted accounting principles. The Plan of Reorganization defines "Executives" as Kevin Blackwell, President of Surf City, and David Guarino, Chief Financial Officer of Surf City, or their respective successors. The Plan of Reorganization does not restrict the payment of compensation by Sports Group International, Inc. or any of the Company's Frullati subsidiaries.

     Surf City is current with all payments due under the Plan of Reorganization and is in substantial compliance with the Plan of Reorganization terms, except as discussed further below and for certain creditors of Surf City who were awarded claims under the Plan of Reorganization, but who have not yet demanded the payment of those claims. All of these amounts are reflected on Surf City's financial statements as current liabilities. It is Surf City's intention to reflect these liabilities in its financial statements until the creditor demands payment from Surf City (at which time the payment would be made) or the closing of the Plan of Reorganization, estimated for late 2004.

     MARKETING:

     In franchising its stores, the Company seeks locations that are heavily trafficked which are likely to produce customers for the Company's healthy food products, for example, airports, shopping malls, health clubs and hospitals. The Company prefers to locate its stores on corners, in kiosks or in other highly visible areas. The Company's stores are built so that its primary products are displayed with large backlit or front-lit pictures.

     The Company does not engage in any general media or print advertising for either its company-owned or its franchised or licensed stores. However, individual franchisees and licensees use a wide variety of advertising and marketing techniques, including coupons, frequent customer discounts and hand-distributed flyers to promote individual locations.

     The Company is not currently advertising for new prospective franchisees for either of its divisions, nor does the Company currently engage outsider brokers or intermediaries to locate prospective franchisees.

     COMPETITION AND THE COMPANY'S POSITION IN THE INDUSTRY:

     The business of operating and franchising juice bars serving blended drinks and healthy food cafes is highly competitive and fragmented. Other operators of juice bars and healthy food cafes compete for market share on a multitude of factors, the primary ones of which include strategic retail store locations and the variety and breadth of products offered. Management believes that the Company's largest competitor is Jamba Juice. Jamba Juice has approximately the same number of outlets as the Company; however, Jamba Juice's outlets are primarily located in strip centers and street locations. Consequently, the Company believes its store locations provide access to a more diverse and concentrated traffic flow of potential customers than do Jamba Juice's strip centers and street locations. There are also numerous smaller chains of juice bars serving blended drinks and health food cafes throughout the United States that operate in both strip centers and street locations and specialty locations within airports and shopping malls. The Company's competitive strategy includes offering what the Company believes is a better tasting, blended fruit drink, offering healthy food and snacks that utilize fresh ingredients, and locating its stores in high density traffic flow specialty retail locations that are convenient for the customer.

     SOURCES AND AVAILABILITY OF RAW MATERIALS & PRINCIPAL SUPPLIERS:

     Kona Coast and Tovali both use multiple manufacturers and suppliers to produce their smoothie mixes, nutritional products and supplements. Neither entity has experienced difficulty finding sources for its raw ingredients.
Additionally, neither Kona Coast nor Tovali are dependent upon any one manufacturer or supplier.

     The Company uses various food service distribution companies to supply fruit, bakery products, other food supplies, and cleaning products to its franchisees, licensee, and company-owned stores. The Company has not experienced any difficulties finding available sources for these products. The Company also periodically solicits bid requests for its food service programs to ensure the best prices, service, and selection for its outlets.

     INTELLECTUAL PROPERTY AND AGREEMENTS:

     The Company holds no patents or copyrights, and the Company does not copyright its recipes for the proprietary smoothie mixes and other supplements manufactured and distributed by Kona Coast and Tovali. The Company protects its recipes through trade secret agreements and internal security measures, which management believes are adequate.

     The Company has registered numerous service marks and has applied for the registration of various service marks with the United States Patent and Trademark Office. The following table summarizes the status of the Company's service marks:

Registration No.    Service Mark Description                  Registration Date
----------------    ------------------------                  -----------------
  74/679438         Surf City Squeeze Name & Design           March 12, 1996

  2,255,749         Frullati Cafe & Bakery                    June 22, 1999

  1,731,865         Frullati Name                             November 10, 1992

  1,731.867         Frullati Name & All Natural Design        November 10, 1992

  1,989,162         Frullati Cafe and Design                  July 23, 1996

  75/455272         Malibu Smoothie Name                      Pending (filed
                                                              March 2, 1998)

  75/462365         Malibu Smoothie Mark and Logo             Pending (filed
                                                              March 2, 1998)

     The Company is currently in the process of registering each of these service marks in Canada.

     FRANCHISE AGREEMENTS:

     The Company has approximately 134 franchise agreements currently in effect providing for royalties on both a weekly and monthly basis. Of these, four franchise agreements are currently in default. The remaining franchise agreements are currently in full force and effect, and to the Company's knowledge, are not in default. Additionally, Surf City has 34 license agreements in effect with third party purchasers of former company-owned Surf City Squeeze locations. One license agreement is currently in default. To the Company's knowledge, the remaining license agreements are currently in full force and effect.

     GOVERNMENTAL APPROVALS OR REGULATIONS:

     Except for complying with state and federal franchising regulations and with state and local ordinances governing land use and the health and safety of food service operations, the Company's principal products of fruit smoothie drinks and other healthy foods and supplements are not subject to governmental approval, nor does management know of any existing or proposed regulations of its business that could have a material effect on its operations.

     The Company's primary business is the sale of franchises. Accordingly, the Company is required to comply with state and federal laws governing the sale of franchises. The Company prepares, updates and distributes to its franchisees a Uniform Franchising Circular, which complies with applicable state and federal law.

     The Company's corporate-owned stores and the stores of its franchisees are subject to federal, state and local health regulation. The most material governmental regulations the Company is subject to are local health department requirements and regulations. The Company's operations are not directly regulated by the FDA, but the manufacturers and suppliers of its food products may be subject to FDA regulations.

     The Company has not been involved in any judicial or regulatory proceedings involving any alleged violation of environmental laws, and, to the best of management's knowledge, the Company believes it is in compliance with all applicable environmental laws.

     INSURANCE:

     The Company and its subsidiaries maintain general liability and workers compensation insurance at levels which management believes are adequate. Additionally, all franchised and licensed Frullati and Surf City locations where a subsidiary of the Company is either the tenant or a guarantor of the commercial real estate lease for the location, maintain individual policies of general liability coverage in accordance with the requirements of the applicable real estate lease.

     RESEARCH & DEVELOPMENT:

      All of the Company's research and development activities are performed by Kona Coast and Tovali. These research and development activities are focused primarily on the development of new nutritional products recipes and include the development of improved fructose and Nutrasweet-based smoothie mixes; vitamin fortified smoothie mixes; shelf-stable smoothie mix (liquid) available for grocery store distribution; frozen (liquid) smoothie mix for institutional use; and pre-flavored smoothie mixes sold in individual packets for home use. The Company's expenses relating to these research and development activities are insignificant.

     EMPLOYEES:

     As of December 31, 1999, the Company had a total of 74 full-time employees and 157 part-time employees. Neither the Company nor any of its subsidiaries is a party to any labor contracts with their employees.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. Locations for all of the Company's franchised, licensed or company-owned Surf City Squeeze or Frullati Cafe & Bakery stores are leased from independent third parties. The information set forth below is as of December 31, 1999.

     RETAIL OPERATIONS:

     Frullati Cafe & Bakery stores are either owned and operated by independent franchisees or owned and operated directly by the Company through its subsidiaries. Franchisees pay an initial franchise fee of $30,000, plus weekly royalty and advertising fees to the Company of 6% and .25% of gross revenue, respectively. The advertising fee can be increased up to a maximum of 3%. Franchisees receive ongoing training and support from the Company. The term of a franchise is the lesser of ten years or the remaining term of the commercial real estate lease for the locations.

     For Surf City Squeeze juice bars, the Company structures its operations primarily in two ways. The retail outlets are either owned and operated by independent franchisees or owned and operated by independent licensees. Franchisees pay the Company a one-time franchise fee of $30,000, plus a royalty fee of 6% of gross revenue on a monthly or weekly basis. Licensees pay a one-time license fee to operate a Surf City Squeeze juice bar; this fee is usually part of the total purchase price of an existing store. After payment of the license fee, the licensees have no additional financial obligation to the Company. For both franchisees and licensees, the term of the franchise or license is the lesser of ten years or the remaining term of the commercial real estate lease for the juice bar locations.

     As of December 31, 1999, approximately 64% of the Company's worldwide units were operated by franchisees, approximately 16% were operated by licensees, and approximately 20% were owned and operated by the Company. The Company is in the process of selling some of the Frullati Cafe & Bakery stores owned by the Company through franchise agreements.

     The Company's retail outlets, described by ownership type, as of December 31, 1999, are summarized below:

                                                            Company
                                    Franchised   Licensed    Owned     Total
                                    ----------   --------    -----     -----
Surf City Squeeze Juice Bar             79          34        --        113
Frullati Cafe & Bakery                  55          17        24         96

     Geographical Distribution of the Company's Retail Outlets as of December 31, 1999:

                              Surf City      Frullati Cafe
                               Squeeze          & Bakery
                               -------          --------
Arizona                           7                --
Arkansas                         --                 3
California                       61                --
Colorado                          1                --
Connecticut                       2                --
Florida                           1                 8
Idaho                             1                --
Illinois                          8                14
Indiana                          --                 4
Kentucky                         --                 1
Louisiana                        --                 6
Michigan                          5                 2
Minnesota                        --                 3
Mississippi                      --                 1
Missouri                         --                 4
New Mexico                       --                 1
New York                          2                --
North Carolina                   --                 1
Ohio                              2                 5
Oklahoma                         --                 2
Pennsylvania                      2                --
Tennessee                        --                 2
Texas                            --                37
Virginia                          2                 2
Washington                        5                --
Canada                           14                --
                                ---               ---
     Totals                     113                96

     Of the Company's 24 Frullati Cafe & Bakery stores that are company-owned, 24, or 13% of the Company's total outlets, operate under commercial real estate leases under which Selman, or one of its wholly owned subsidiaries, is the tenant. Of the Company's 55 Frullati Cafe and Bakery franchised outlets, 49, or 24% of the Company's total outlets, are operated under commercial real estate leases with third party landlords under which Selman (or one of its wholly-owned subsidiaries) is the tenant and the franchisee is the sub-tenant. Of the remaining five franchised Frullati Cafe and Bakery outlets, Selman, or one of its wholly owned subsidiaries, is a guarantor of three of the commercial real estate leases between the third party landlord and a Selman franchisee.

     Of the Company's 113 Surf City Squeeze locations, 70, or 34% of the Company's total outlets, operate under commercial real estate leases under which either Surf City or SCSFC is the tenant and the franchisee is a sub-tenant. Surf City is a guarantor of six commercial real estate leases, or 3% of the Company's total retail outlets, between the franchisee or licensee and the landlord. Of the remaining 37 Surf City Squeeze locations, the Company is not a party to the commercial lease.

     Of the Company's 209 total outlets, 21, or 10% are operated in retail space leased from the Simon Group and its related entities; 22, or 11%, are operated in retail space leased from the Taubman Companies and its related entities; 16, or 8%, are operated in space leased from the Bally Total Fitness Corporation; and 15, or 7%, are operated in space leased from 24-hour Fitness Corporation.

     COMMERCIAL OFFICE SPACE AND WAREHOUSING:

     SCSFC currently leases 2,794 square feet of commercial office space in a building located at 7730 E. Greenway Road, Suite 203, Scottsdale, Arizona 85260, which serves as the Company's corporate headquarters. The modified gross rent is $5,133.98 per month. The lease expires on August 31, 2000, and the Company intends to relocate its corporate offices at that time to a new, larger facility in Scottsdale, Arizona, which has not yet been identified.

     The Company's Kona Coast subsidiary currently leases 2,997 square feet of commercial office and warehouse space located at 8350 East Evans Road, Suite D-1, Scottsdale, Arizona 85260. The triple net rent is $2,466.83 per month. The current lease expires on December 31, 1999. Kevin Blackwell and his wife, Kathryn Blackwell (the "Blackwells") renewed this lease on April 23, 1999, in their own name for an additional two years, thereby extending the lease term to December 31, 2001. Under the extension, Kona Coast will pay the rent directly to the landlord, with the Blackwells receiving no compensation or additional consideration for serving as tenants under the lease.

     The Blackwells currently lease 2,225 square feet of warehouse and storage space located at 7626 E. Greenway Road, Suite 102, Scottsdale, Arizona, 85260. Under an agreement with the Blackwells, Kona Coast sublets this facility from the Blackwells for storage and distribution of smoothie mixes and other nutritional supplements. The monthly rent is $1,869, and it is paid directly by Kona Coast to the landlord with the Blackwells receiving no compensation or additional consideration for serving as tenants under the lease. The lease expires on January 31, 2000. When the lease expires, the Company intends to renew a portion of the leased space in the name of Kona Coast, for an additional six month term.

     Frullati, Inc. leased 4,409 square feet of commercial office space located at 5720 LBJ Freeway, Suite 370, Dallas, Texas 75240, which served as the corporate headquarters for Selman Systems, Inc. The monthly triple net rent was $5,445.11. The lease expired on November 30, 1999. The Company has vacated these premises and consolidated the Selman Systems, Inc. corporate offices with the Company's corporate headquarters in Scottsdale, Arizona.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is party to routine litigation incidental to its business involving primarily litigation with franchisees and landlords. The litigation discussed below, if resolved adversely to the Company, could materially and adversely affect the Company's results of operations and financial condition.

     SGI AND RELATED LITIGATION:

     On March 15, 1999, the Company entered into a Merger Agreement and Plan of Reorganization ("Merger Agreement") with Sports Group International, Inc., a Delaware Corporation ("SGI"). According to the terms of the Merger Agreement, the merger was to close on or before May 30, 1999, if certain conditions were met. The merger, if completed, would have required the Company to exchange its shares for shares of SGI held by approximately 300 SGI shareholders. The Merger Agreement did not require the shares of the surviving corporation to be registered with the Securities and Exchange Commission or under applicable state law prior to the consummation of the merger. The merger was subject to certain conditions, including the truth of all representations and warranties in the Merger Agreement, and no substantial adverse change in the financial condition or operations of SGI. On June 25, 1999, the Company's legal counsel sent a letter to the Board of Directors of SGI notifying SGI that the Merger Agreement was terminated because SGI had failed to comply with certain conditions of the Merger Agreement in a timely fashion. Following receipt of the letter, the SGI Board of Directors notified the Company that SGI contended that the Merger Agreement between the Company and SGI had been "completed."

     On July 29, 1999, the Company filed a Complaint for Declaratory Relief against SGI in the Superior Court of the State of California, in the County of San Diego, case no. GIC 733034. The Company has requested entry of an order declaring that: (1) the Merger Agreement expired under its own terms and conditions on May 30, 1999, due to SGI's failure to satisfy the condition precedent to the consummation of the merger; (2) the Company properly terminated the Merger Agreement; (3) SGI has no interest in or right to shares of the Company; and (4) the Company has no liability to SGI, its creditors or shareholders. On September 14, 1999, SGI and certain individual SGI shareholders filed a cross-complaint against the Company, alleging breach of the Merger Agreement and seeking declaratory and injunctive relief. SGI also seeks monetary damages in an unspecified amount.

     The court denied SGI's request for temporary injunctive relief. In late March, 2000, the matter was tried before a judge in San Diego Superior Court. On April 14, 2000, the court ruled in the Company's favor on its declaratory relief action against SGI. The court found that the Company and SGI did not merge in 1999, and that the Company was justified in rejecting the proposed merger with SGI. The court's decision establishes that the Company and SGI are separate and independent entities. The court also ruled in the Company's favor on SGI's cross complaint for breach of contract, determining that the Company did not breach the plan of merger when it rejected the proposed merger with SGI.

     The SGI litigation described above has also resulted in ancillary litigation. For the most part, the claims against the Company associated with this litigation assert that the Company is obligated for certain liabilities of

SGI which the Company would have assumed if the SGI merger had been consummated. Since the court has now ruled that the Company and SGI did not merge and are independent entities, the Company believes that the following ancillary litigation will be resolved in its favor because it has no legal responsibility for the debts and other obligations of SGI.

     In FISCH, SPIEGLER, GINSBURG, LADNER & ATTERIAN V. SPORTS GROUP INTERNATIONAL, INC., the plaintiff has asserted a claim for $42,000, plus pre-judgment interest, attorneys' fees and costs, alleging that the Company assumed all of SGI's liabilities pursuant to the merger agreement described above. In JEFF KUDLA V. SPORTS GROUP INTERNATIONAL, INC., the plaintiff asserts that the Company is liable for $25,000, plus interest, attorneys' fees and costs relating to alleged bridge loans made to SGI in March 1999. In MAKO CAPITAL, INC. V. SPORTS GROUP INTERNATIONAL, INC., the plaintiff alleges a breach of contract arising out of loans made by Mako Capital to SGI in the approximate amount of $250,000.

     In addition, the Company has been notified that Spalding Sports Worldwide, Inc. ("Spalding") has threatened to assert a claim against the Company in the amount of $275,000 in connection with royalties allegedly owed to Spalding pursuant to a license agreement between Spalding and SGI.

     The Company has advised Spalding that it is not a party to the license agreement and that it has not assumed any of SGI's liabilities in connection with the Merger Agreement discussed above. As of this date, Spalding has not filed suit against the Company. Given the court's recent decision in the SGI litigation discussed above, the Company believes it is highly unlikely Spalding will commence any legal action against the Company over royalties arising from SGI's license with Spalding.

     FRANNET:

     On December 31, 1998, FranNet Southern California, Inc., a California corporation, and Allan S. Craven, an individual, doing business as Franchise Resource/Franchise Network (hereinafter, "FranNet") filed a complaint against SCSFC alleging that SCSFC is liable for certain debts of Surf City that were discharged in bankruptcy. The lawsuit arises out of a contract between FranNet and Surf City for the acquisition of franchisees. Surf City believes that FranNet billed and was paid for its work. In 1997, FranNet filed a demand for arbitration for sums it claims it was due from Surf City's sale of franchises. Shortly after the arbitration hearing, Surf City filed its Chapter 11 Bankruptcy Petition. FranNet obtained an order lifting the Bankruptcy Court's stay order and the arbitrator ruled in favor of FranNet and awarded FranNet Southern California $67,159.15 and Franchise Resource $28,056.25 in commissions. In addition, the arbitrator ordered Surf City to pay FranNet's attorneys' fees of $17,000.00, administrative fees of $1,950.00 and the arbitrator's compensation of $1,350.00. As a result of Surf City's bankruptcy, FranNet's award was treated as an unsecured claim and included in Surf City's Plan of Reorganization. FranNet's attempt to amend the Demand to include SCSFC as a party was denied by the arbitrator.

     FranNet is currently seeking to enforce the arbitration award against SCSFC in the Orange County Superior Court, under a statute which permits a party who has a contract with another party to sue a related party who "received all of the benefits of the underlying contract." FranNet's Motion for Summary Judgment was denied on November 30, 1999

     The FranNet matter was tried in mid-February, 2000. After FranNet presented its case, the court granted judgment in favor of SCSFC on several grounds. SCSFC is currently filing a motion with the court to recover its attorneys' fees and costs incurred in the defense of this matter.

     ROYAL MARKETING INTERNATIONAL, INC.:

     Royal Marketing International, Inc., a Frullati Cafe and Bakery franchisee, has sued Frullati Franchise Systems, Inc. and Frullati, Inc. for a breach of contract, breach of the implied covenant of good faith and fair dealing, tortuous interference with contract, violation of the Texas Unfair Trade &
Deceptive Practices Act, fraud in the inducement, common law fraud, misrepresentation, negligent misrepresentation and rescission, in District Court for Dallas County, Texas. The franchisee seeks damages of approximately $400,000. The franchisee alleges that it purchased the right to open two franchises in the Miami, Florida area, and was responsible for the construction/build-out of the stores. The franchisee alleges that the cost of construction ran over what was estimated by Frullati and that the stores did not perform to the franchisee's expectations or the "estimate" the plaintiff alleges it received from Frullati. Subsequent to the filing of the complaint, Frullati was able to negotiate reductions in the cost of construction, bringing the final cost within the initially projected amount. The Company believes that the franchisee owes Frullati approximately $ 135,000 for the cost of construction, past due rent and royalties, and has filed a cross-complaint against Royal Marketing in the district court action for that amount. In early January, 2000, Royal Marketing, Inc., Frulatti Franchise Systems, Inc. and Frulatti, Inc. settled this lawsuit for a nominal payment and the case has been dismissed with prejudice.

     ZIAD S. DALAL:

     Mr. Dalal ("Dalal") was the sole shareholder of Selman prior to the Company's purchase of Selman in May 1999. Under the Company's agreement to purchase the stock of Selman, the Company assumed: (i) a loan evidenced by a note between Selman and United Texas Bank in the original principal amount of $576,000 ("United Texas Note"); (ii) a loan between Selman and Bank One in the original principal amount of $100,000 ("Bank One Note"), (iii) a promissory note between Selman and Fru-Cor in the amount of $1,200,000, and (iv) a promissory note between Selman and Dalal in the amount of $300,000 ("Dalal Note").

     On the day following the closing of the Company's purchase of Selman's stock, Dalal's attorney requested that the Company execute a Closing Agreement which provided that the Company and Selman were to have Dalal removed as a guarantor on the United Texas Note and the Bank One Note. The Company executed the Closing Agreement. The Closing Agreement provided that if the Company and Selman did not obtain a release of Dalal's personal guarantee on these two bank notes within forty-five days of the closing, that failure would be an event of default under the Dalal Note, causing the entire $300,000 balance to be immediately due and payable.

     The Company and Selman failed to obtain Dalal's personal guarantee release on the Bank One Loan and United Texas Note within forty-five (45) days of the closing, and Dalal subsequently sued Selman and the Company in District Court for Dallas County for full payment of the Dalal Note, and for interest and related costs. The Company, by obtaining a $1,000,000 credit facility, paid the United Texas Note and Bank One Note in full and, on February 1, 2000, settled the Dalal suit. Under the settlement agreement, the Dalal Note was restructured to provide for 36 monthly payments, beginning February 1, 2000, each in the amount of $9,540. The Dalal suit will remain pending in Dallas County District Court subject to the Company performing as agreed under the restructured Dalal Note.

     LANDLORDS CLAIMS UNDER THE PLAN OF REORGANIZATION:

     The Company is involved in litigation with three of its landlords, Westfield Corporation, Inc., The Macerich Company and Donahue Schriber (the "Landlords"), who among themselves own nine properties in which Surf City Squeeze franchises are operated.

     On June 15, 1999, the Landlords filed a motion in Bankruptcy Court seeking an order compelling Surf City to pay all amounts alleged to be due the Landlords under nine leases plus interest, attorneys fees, and costs. The total amount of these claims exceeded $76,000. Surf City responded to the Landlord's claims contending that the Landlords were bound by the cure amounts listed in Surf City's Plan of Reorganization, because the Landlords had failed to object to the Plan of Reorganization or the Confirmation Order, which listed the pre and post-petition cure amounts.

     On September 9, 1999, the Bankruptcy Court ruled that the Landlords were bound by the pre- and post-petition cure amounts Surf City set forth in its Plan of Reorganization, and the Court declined to award the Landlords their attorneys' fees. In January 2000, Surf City paid the Landlords approximately $41,000 pursuant to the Bankruptcy Court's ruling on the Landlords' claims. The Bankruptcy Court has retained jurisdiction to resolve any further claims between Surf City and the Landlords.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on October 12, 1999 in Phoenix, Arizona (the "Annual Meeting"). Under the first proposal presented at the Annual Meeting, the following five individuals were elected to the Company's Board of Directors: (a) Kevin Blackwell; (b) Kathryn Blackwell; (c) Robert Corliss; (d) David Guarino; and (e) Don Plato. The following summarizes the voting for the election of directors:

Director-Nominees             Votes For        Votes Withheld      Votes Against
-----------------             ---------        --------------      -------------
Kevin Blackwell               3,286,320               0                  0
Kathryn Blackwell             3,286,320               0                  0
Robert Corliss                3,286,319               0                  0
David Guarino                 3,286,318               0                  0
Don Plato                     3,286,318               0                  0

     In the above election for the Company's five directors at the Annual Meeting, there we no shareholder abstentions and a total of 4,832,259 broker non-votes.

     Under the second proposal presented at the Annual Meeting, the Company's shareholders voted on the ratification and approval of its 1999 Stock Option Plan. Under the Stock Option Plan, 2,000,000 shares of the Company's common stock are reserved for grants under such plan to officers, independent directors and key employees of the Company, and both incentive stock options and non-qualified stock options can be granted under the Stock Option Plan. A total of 16,431,595 votes were cast for ratification and adoption of the 1999 Stock Option Plan, with no votes cast against, withheld, or abstained on the matter. Additionally, there were a total of 4,832,259 broker non-votes with respect to the Stock Option Plan.

     Under the third proposal presented at the Annual Meeting, the Company's shareholders voted on the appointment of King Weber & Associates as the Company's independent public accountants for the fiscal year ending December 31, 1999. A total of 16,431,595 votes were cast in favor of appointing King Weber & Associates as the Company's independent public accountants for the fiscal year ending December 31, 1999, with no shareholder votes cast against, withheld, or abstained on the matter. Additionally, there were a total of 4,832,259 broker non-votes with respect to the appointment of King Weber & Associates.

     Except as detailed above, there were no other matters submitted during the fourth quarter ending December 31, 1999 to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION:

     The Company's Common Stock is traded on the Over the Counter Market of the NASDAQ Bulletin Board (OTC BB) under the symbol "SPGK." The Company's Common Stock began trading on the Over the Counter Bulletin Board Market in March of 1999. In general, shares of the Company's Common Stock are highly illiquid due to the lack of volume and any known market makers.

     The high and low bid (sales) prices for each quarter are as follows:

     Quarter(1)          High           Low          Close
     -------             ----           ---          -----
     03/31/99            3.75           2.00         2.25
     06/30/99            2.25           0.44         0.56
     09/30/99            0.63           0.13         0.28
     12/31/99            0.63           0.06         0.25

----------
(1) The Company's Common Stock began trading on the Over the Counter Bulletin Board Market in March 1999. Consequently, the high and low bid (sales) price, for each quarter during the past two years are only available beginning with the quarter ending March 31, 1999.

     There is an established trading market for the Common Stock being presented in this registration statement.

     HOLDERS:

     There are approximately 374 holders of the Common Stock of the Company as of December 31, 1999.

     DIVIDENDS:

     The Company has neither paid nor declared any cash or stock dividends on its Common Stock during the past fiscal year and does not anticipate doing so in the immediate future. There are no restrictions that limit the Company's ability to pay dividends on its Common Stock other than the availability of Company revenues and earnings, cash flow, payment of the Series A and Series B Preferred Stock dividends and the Company's overall financial condition. Except for dividends required to be paid on the Company's Preferred Stock, it is the current intention of the Company's Board of Directors to retain earnings to finance the growth of the Company's business rather than to pay cash dividends.

     RECENT SALES OF UNREGISTERED SECURITIES:

     During the past year, the Company has issued the following securities, which were not registered and are restricted. The shares were issued in reliance upon the exemption from registration under Section 4(2) the Securities Act of 1933, and comparable provisions of state law. Each placement of the Company's securities described in the table below was privately negotiated with an investor whom the Company had reasonable grounds to believe was an accredited investor under Regulation D. All shares issued were restricted so that the shares cannot be transferred unless registered or unless an exception from registration is available.

Date       Name               No. of Shares                   Consideration
----       ----               -------------                   -------------
03/15/99   Kevin Blackwell    575,000 Series A                100% of SCAC's
                              Preferred Stock                 Outstanding
                                                              Shares(6)

04/01/99   Scott Levine       75,000 Common Stock             Legal Fees(2)

04/01/99   William Naumann    75,000 Common Stock             Legal Fees(2)

05/21/99   R.E.M. Petersen    650,000 Series B                Cash(5)

09/15/99   Living Trust       Preferred Stock and Warrants    Arbitration
           Kenneth Sharkey    75,000 Common Stock             Settlement(3)

10/30/99   Coffin Associates  50,000 Common Stock             Public Relations
                                                              Firm(4)

----------
(2) The Company issued a total of 150,000 shares of unregistered Common Stock to the shareholders of Naumann & Levine, LLP in satisfaction of outstanding legal fees totaling approximately $47,000.

(3) The Company issued 75,000 shares of unregistered Common Stock to Kenneth Sharkey in settlement of an action pending before the American Arbitration Association entitled Surf City Squeeze Franchising Corp. Inc. et al. v. Kenneth A. Sharkey, et al., Case no 76 114 00299 97.

(4) The Company retained Coffin & Associates ("Coffin") as its public relations Firm on October 27, 1999. As part of the retainer agreement, Coffin agreed to purchase from the Company 50,000 shares of its Common Stock at $.16 per share, the average market price calculated during a two-week period in October 1999.

(5) The Company issued 650,000 shares of its Series B Preferred Stock to the R.E.M. Petersen Trust on May 21, 2000, in exchange for $6,500,000 in cash and a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The exercise price for the warrants was subsequently adjusted to $0.40 per share as compensation for the Peterson Trust's guaranty of a $1,000,000 line of credit for the Company. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below.

(6) The Company issued 575,000 shares of its Series A Preferred Stock to Kevin Blackwell on March 15, 1999, in exchange - for 100% of the issued and outstanding common shares of SCAC held by Mr. Blackwell. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE, above.

     In addition to the securities offerings described above, the Company made three offerings of its common stock under Regulation D. In the first offering, completed in October, 1998, the Company sold 104,967 shares of its Common Stock for $15,745. These funds were used by the Company for general corporate purposes.

     The Company completed two additional offerings of its Common Stock in March, 1999 under Regulation D. In these offerings, the Company issued a total of 4,247,516 of its Common Stock for $210,000 in cash and the cancellation of a Voting Agreement that facilitated the reverse merger between the Company and

SCAC. For more information on the shares issued for cancellation of the Voting Agreement, SEE ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below.

     On the basis of records maintained by the Company, the Company believes that each offering was restricted to accredited investors, and a Form D was filed with the Securities and Exchange Commission for each offering. Subscription Agreements maintained by the Company indicate that the shares offered were restricted.

     Except for the private placements described above, there has been no underwriting undertaken by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTION AND UNCERTAINTIES, WHICH ARE DIFFICULT TO PREDICT. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECT," "LIKELY," AND VARIATIONS OF THESE WORDS, AND SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "MANAGEMENT DISCUSSION AND ANALYSIS," "RISK FACTORS," AS WELL AS THOSE DISCUSSED IN THIS PART AND ELSEWHERE IN THIS FORM 10-KSB.

     MANAGEMENT DISCUSSION AND ANALYSIS

     The Company's audited consolidated financial statements as of December 31, 1999, include the accounts and results of operations of the Company and its wholly owned subsidiaries for the twelve months then ended. The results of operations include that of Selman and Fru-Cor, respectively, for the period May 21, 1999, and July 7, 1999 (the dates for the Company's acquisition of Selman and Fru-Cor) through December 31, 1999, respectively. The Company's acquisition of SCAC was effected through an exchange of Common Stock and Preferred Stock, which resulted in 100% of the Common stock of SCAC being held by the Company and the existing shareholders of SCAC owning approximately 69% of the Company's issued and outstanding shares. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with SCAC as the acquirer.

     The Company is the holding company for its operating subsidiaries. The results of operations are dependent upon the sales volumes at both company-owned and franchised stores. The Company earns royalties based on a percentage of the revenues of the franchised operations. It also earns revenue from direct sales at the company-owned stores and from sales of proprietary products to franchisees. The Company also earns franchise fees through the sale of new franchised stores.

     The Company is subject to seasonality in its business. Volume is generally higher from the middle of spring through the summer and again in December. These variances in volume can be attributed to the increased volume in shopping malls and airports where a majority of the Company's stores are located.

     The Company has closed the administrative offices of Selman and Fru-Cor, which it acquired in 1999. The Company may sell certain company-owned locations, as it deems appropriate, in order to focus on franchising. The Company also intends to seek additional acquisitions that provide operating synergies compatible with its current operations. The Company will attempt to implement certain cost reductions through bulk buying of its raw materials and managing store locations in certain geographic clusters.

     The success of the stores is dependent upon the selection of appropriate store sites. The Company evaluates numerous criteria when selecting store sites. However, even after careful analysis, there can be no assurances that a store location will be successful.

     The Company is named as the lessee on the majority of its store locations. The Company then subleases the store to the franchisee, typically for a rental amount commensurate with the amount of its rent to the lessor. The Company is subject to ongoing commitments without sublease rentals if a store location is not successful.

     The Company has continuing obligations under Surf City's Plan of Reorganization. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - SURF CITY'S PLAN OF REORGANIZATION, above. Repayment of these obligations will require the Company to carefully manage its growth and monitor its profitability.

     The Company's plan of operation for the next 12 months is to continue to expand the development of franchised stores under the "Surf City Squeeze" and "Frulatti Cafe" names and to develop master franchise arrangements with financially sound franchisees in selected areas of the United States and in selected international markets.

RESULTS OF OPERATIONS: 1999 TO 1998

     Comparison of historical operating results is presented on a pro forma basis because of the significance of the acquisitions of Selman and Fru-Cor. There were no significant operations in Sports Group International, Inc. prior to its merger with SCAC. The Sports Group International, Inc. and SCAC transaction was accounted for as a recapitalization of SCAC, with SCAC as the acquirer.

     Consolidated revenues for the twelve months ended December 31, 1999, were $10,213,469. Revenues on a pro forma basis for the twelve months ended December 31, 1999, were $16,099,672, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of the year. For the year ended December 31, 1998, revenues on a combined basis were $16,947,000; and revenues on a pro forma basis for the year ended December 31, 1998, assuming the acquisitions of Selman and Fru-Cor had occurred at January 1, 1998, would have been $16,805,000 The change in revenue between 1999 and 1998 is due to the Company's 1999 revenue including that of SCAC for the entire period, and Selman Systems and Fru-Cor from their respective dates of acquisition; the Company's 1998 revenues are those of SCAC only. The decrease on a pro forma basis is mainly attributable to the reduction in company owned stores. The Company sold 12 Frullati stores after the acquisition of Selman and Fru-Cor.

     The Company's consolidated operating loss decreased to $4,674 for the twelve months ended December 31, 1999, from an operating loss of $434,000 on a combined basis for the year ended December 31, 1998. Operating loss on a pro forma basis for the twelve months ended December 31, 1999, was $82,882, assuming that the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. On a pro forma basis for the year ended December 31, 1998, assuming the acquisitions of Selman and Fru-Cor occurred at January 1, 1998, the Company would have had an operating loss of $370,684. On a pro forma basis, the Company's operating loss was less in 1999 due to reductions in rent and overhead items resulting from the consolidation of the administrative functions of Surf City, Selman and Fru-Cor.

     Cost of product sales remained constant at approximately 32% of product sales on a pro forma basis, for the twelve months ended December 31, 1999, compared to the year ended December 31, 1998.

     Personnel costs were $3,191,415 for the twelve months ended December 31, 1999, compared to $5,081,000 on a combined basis for the year ended December 31, 1998. Personnel costs on a pro forma basis for the twelve months ended December 31, 1999, were $5,158,519, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of the year. Personnel costs were slightly higher on a pro forma basis because of some duplicative functions prior to the combination of the administrative activities.

     General and administrative expenses were $1,722,913 for the twelve months ended December 31, 1999, compared to $3,446,000 on a combined basis for the year ended December 31, 1998. General and administrative expense, on a pro forma basis for the twelve months ended December 31, 1999, was $2,146,100, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. General and administrative expenses, on a pro forma basis for the year ended December 31, 1998, assuming the acquisitions of Selman and Fru-Cor had occurred at January 1, 1998, would have been $3,445,000. Overall, general and administrative expenses have decreased for the twelve months ended December 31, 1999, due to expense reductions related to the consolidation of operations of Selman, Fru-Cor and Surf City. The Company has experienced an increase in professional fees for the twelve months ended December 31, 1999 due to its mergers and acquisitions and legal proceedings.

     Interest expense was $258,336 for the twelve months ended December 31, 1999, compared to $252,000 on a combined basis for the year ended December 31, 1998. Interest expense on a pro forma basis for the twelve months ended December 31, 1999 was $374,755, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. Interest expense, on a pro forma basis for the year ended December 31, 1998, assuming the acquisition of Selman and Fru-Cor had occurred at January 1, 1998, would have been $387,202. The increase in interest expense is due to the additional borrowings of $322,500 from the holder of the Company's Series B Preferred Stock and the $1,200,000 indebtedness the Company incurred to purchase Fru-Cor. See FRULLATI CAFE & BAKERY - SELMAN FINANCING ACTIVITIES, above.

RESULTS OF OPERATION: 1998 TO 1997

     The following discusses matters related to the results of operations of SCAC taking into consideration material variances in the 1998 amounts compared to the 1997 amounts.

     Revenues for the year ended December 31, 1998, were $2,668,000 compared to $3,316,000 for the year ended December 31, 1997, a decrease of approximately $648,000 or 19.54%. The largest component of that decrease was the $656,000 decrease in product sales. As SCAC was restructuring through the bankruptcy in 1997, it was selling or converting and closing company-owned stores. There were no Surf City company-owned stores at December 31, 1998, compared to six stores at December 31, 1997. "Net product sales" included revenue generated from company-owned stores. Franchise fees and royalties increased to $1,205,000 for the year ended December 31, 1998, compared to $977,000 for the year ended December 31, 1997. The increase is primarily due to the converting of several company-owned stores to franchised stores. Also, as Surf City emerged from its bankruptcy in early 1998, it became more active in selling new franchises.

     The cost of product sales for the year ended December 31, 1998, was approximately 42% of product sales compared to approximately 30% for the year ended December 31, 1997. The increase in margin was due to the change in mix of revenue. The 1997 margin includes material revenues generated as company-owned stores which produce margins lower than those revenue amount from non-company-owned stores. Prospectively, the margins on Surf City product sales should more likely approximate the 1998 margins rather than those in 1997, because there are no longer any Surf City company-owned stores.

     Store operating costs were $164,000 for the year ended December 31, 1998, compared to $373,000 for the year ended December 31, 1997, a decrease of $209,000, or 56.03%. Store operating costs includes numerous expense categories including maintenance, utilities, and the like. The primary reason for the decrease is the elimination in company-owned stores during 1998.

     Personnel costs were $721,000 for the year ended December 31, 1998, compared to $1,199,000 for the year ended December 31, 1997, a decrease of $478,000. Personnel costs decreased due to the reduction in the company-owned stores. The elimination of front-line employees, store managers and regional managers significantly reduced payroll. Also, certain office personnel were terminated when Surf City restructured as it emerged from bankruptcy.

     Rent expense was $655,000 for the year ended December 31, 1998, compared to $929,000 for the year ended December 31, 1997, a decrease of $274,000 or 29.49%. The decrease in rent expense is primarily due to the reduction in the company-owned stores. Surf City also rejected numerous leases in its bankruptcy plan.

     General and administrative expenses were $495,000 for the year ended December 31, 1998, compared to $662,000 for the year ended December 31, 1997, a decrease of $167,000 or 25.23%. The decrease is due primarily to SCAC's reduction in numerous expense categories in 1998, including marketing, travel and professional fees.

     Interest expense was $177,000 for the year ended December 31, 1998, compared to $76,000 for the year ended December 31, 1997, an increase of $101,000 or 132.89%. The increase is due to the terms of debt confirmed in the bankruptcy plan in January, 1998. Interest was imputed on scheduled repayment terms for much of the bankruptcy liabilities.

     Other income in the year ended December 31, 1998, primarily consists of a gain of $98,000 on the sale of a store.

     Reorganization items of $1,180,000 in the year ended December 31, 1997, consist of impairment write-offs and professional fees associated with the bankruptcy. These expenses are nonrecurring.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In early January 2000, the Company obtained the $1,000,000 credit facility described below. The Company has drawn the full amount of the $1,000,000 credit facility to satisfy current obligations. The Company is currently evaluating offers to sell certain company-owned stores to raise additional cash for operating and financing purposes.

     The Company historically has had a working capital deficiency. The Company believes that many companies in its industry operate with working capital deficiencies. The Company had a net working capital deficit of $3,576,461 at December 31, 1999, compared to a deficiency on a pro forma basis of $1,827,000 at December 31, 1998. The Company has borrowed $322,500 from the holder of its Series B Preferred Stock, and borrowed $1,200,000 under a promissory note related to the Company's acquisition of Fru-Cor; these amounts are reflected in the Company's December 31, 1999 balance sheet as current liabilities.

     In January 2000, the Company obtained a $1,000,000 line of credit from a bank. The credit facility bears interest at the Federal Funds Rate, plus 0.42% per annum (5.17% at December 31, 1999), is due and payable January 31, 2004, and was guaranteed by the Company's largest shareholder, the REM Petersen Living
Trust (the "Petersen Trust"). Mr. Kevin Blackwell and Mr. David Guarino, officers, directors and major shareholders at the Company, also personally guaranteed the credit facility. As compensation for the Petersen Trusts' guaranty of the credit facility, the Company agreed to reduce the exercise price of the Petersen Trust's warrant to purchase 1,000,000 shares of Common Stock from $2.00 per share to $0.40 per share. Mr. Blackwell and Mr. Guarino received no additional compensation for their guarantees. See, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below.

         As of February, the Company also entered into a settlement agreement that restructured the $300,000 Dalal Note to provide for 36 monthly payments of $9,540 per month and paid in full the balance of all loans due United Texas Bank and Bank One (a total principal amount of $546,000) with funds received from the Company's $1,000,000 credit facility. See LEGAL PROCEEDINGS, above. The Company is currently renegotiating the payment terms of the Fru-Cor Note with the Selman Note Holders. The Company anticipates the term of the Fru-Cor Note will be extended to the end of fiscal year 2000, with the Company making payments of principal and interest on a monthly basis during such term. The Company anticipates the proceeds from sales of company owned stores discussed below will be sufficient to meet the repayment obligations under these notes.

     To enhance its liquidity, the Company intends to sell certain company-owned stores that do not fit its current business plan. The Company is uncertain over the longer term about the number of company-owned stores it will continue to operate. Sales prices for the company-owned stores are expected to range from $100,000 to $1,500,000 per store, depending on the sales volume and profitability of each store. If successful, cash raised from the sale of these stores will be used to pay the Fru-Cor Note. The Company believes that if it is able to sell company-owned store locations that are not part of its business plan, its working capital position will be improved. The Company may sell from ten to 15 company-owned locations over the next year. The Company does not consider the strategy of selling certain stores as a down-sizing. Rather it believes that it is selecting and keeping the locations that best suit its business plan and allow it to expand future operations. The Company will retain the franchise rights and the related royalty revenue stream on any of the stores it may sell. A preliminary plan to sell stores has been approved by the Company's Board of Directors. If the Company is not successful in selling the stores planned for liquidation, it would be required to seek additional funds from other sources. See, RISK FACTORS, below.

     The Company has not experienced material losses on trade receivables from its customers who are primarily franchisees. Notes receivable principally result from the financing of the initial franchise fees required from franchisees and the sale of company-owned stores. The notes are generally guaranteed by the franchisee or purchaser and are collateralized by the related juice bar business and related equipment and leasehold improvements. The Company intends to eliminate this practice and thereby reduce its requirement for capital to carry these notes. The Company does not believe that this change in practice will adversely affect the volume of new franchises it seeks to sell. The Company has experienced credit losses under notes receivable and has generally foreclosed on the related stores and attempted to re-franchise those locations. If the Company is able to expand through the franchising of new stores, as it will seek to do, cash will be required for lease deposits and leasehold improvements. Much of this cash requirement should be provided directly by the new franchisee.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build and open those prospective stores.

     The Company's trade accounts payable decreased to $952,455 at December 31, 1999, compared to $1,115,000 on a pro forma basis at December 31, 1998. The decrease is due primarily to the reduction in the number of company owned stores at the end of 1999.

     Accrued liabilities increased to $1,054,074 at December 31, 1999, compared to $510,000 on a pro forma basis at December 31, 1998. The increase is attributable to higher professional fees and accrued expenses related to certain legal proceedings. See LEGAL PROCEEDINGS, above. Components of the accrued liabilities include deferred rent, accrued interest and accrued payroll.

     Inventories decreased to $118,908 at December 31, 1999, compared to $210,000 on a pro forma basis at December 31, 1998. The decrease is due primarily to the reduction in the number of company owned stores at the end of 1999.

     The Company continues to reduce the confirmed bankruptcy liabilities of Surf City. Surf City's bankruptcy liabilities decreased to $1,427,444 at December 31, 1999, from $1,900,000 at December 31, 1998. The Company believes that it will be able to generate adequate cash flow from operations to meet the bankruptcy obligations on a timely basis. The Company must manage Surf City's operations to produce operating cash flows that are sufficient to pay the bankruptcy liabilities. The Company's strategy is to reduce Surf City costs and enhance collection of franchise royalties. The Company intends to analyze the effect of all opportunities for new Surf City store locations and prospective Surf City acquisitions to ensure such transactions do not adversely affect operating cash flows. Although the Company believes it will meet its bankruptcy obligations on a timely basis, if it does not, creditors could petition the Bankruptcy Court to reopen the Plan of Reorganization for modification. Such an event could adversely affect the Company's ability to attract new investment and meet its growth plan. See LIQUIDITY AND CAPITAL RESOURCES--RISK FACTORS, below.

     The Company has an annual Preferred Stock dividend obligation of $1,225,000. During the twelve months ended December 31, 1999, the Company paid its dividend obligation through the issuance of Common Stock. Because the holders of the Preferred Stock are significant owners of the Company, it is anticipated that the holders will continue to elect to take Common Stock as the dividend payment or that the Preferred Stock will be converted to Common Stock. If holders of Preferred Stock should demand that dividends be paid in cash, the Company's liquidity could be adversely affected.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility discussed above. Nevertheless, the Company is seeking additional debt or equity financing from various sources, including investment banks and private investors, to fund future expansion and for potential future acquisitions.

     The Company must also be successful in selling certain Frulatti store locations to pay the Fru-Cor Note and may be required to apply a portion of the cash realized from the sale of company-owned stores to meet other obligations. The Company may also require additional capital to continue expanding sales volume, which would require higher levels of inventory, accounts receivable, and greater operating expenses for marketing. There can be no assurances that the Company will be successful in obtaining such capital.

YEAR 2000

     The  Company has  assessed  its  computerized  systems to  determine  their ability to correctly identify the year 2000 and is devoting the internal and external resources to replace, upgrade or modify all significant systems related to the year 2000. The Company's assessment, purchase of new equipment, installation of new software, conversion and testing of data are substantially completed. The Company has not encountered significant internal year 2000
problems,   because  most  of  the  Company's   critical  records  are  manually
maintained.

     The Company does not anticipate difficulties with vendors relative to the year 2000 issue. The Company's relationship with its vendors is such that it is not materially dependent upon their information technology systems.

     The Company believes that any year 2000 impact on its franchisee base should have no material effect on the Company because sales information is not currently communicated through computer systems. Through the assessment of the Company's non-information technology systems, management has determined that no modifications are required for year 2000 compliance in this area.

     RISK FACTORS:

     There are a number of factors over which the Company has little or no control that may adversely affect the Company's operating results. The price and availability of the raw materials used in the Company's stores, particularly frozen fruits and supplements, are governed by economic factors over which the Company has little or no control. The Company's ability to both find and enter into favorable leases in prime retail locations throughout the United States could adversely affect the Company's ability to grow and attract new franchisees. The growth of the Internet and its use by consumers for shopping as an alternative to visiting local malls and retail centers could result in a decrease in mall traffic, which in turn could lead to a decrease in the Company's sales in stores located in shopping malls. A decline in the popularity of blended fruit drinks and healthy snacks could also adversely affect the companies' financial performance.

     Because the Company's franchising strategy requires that it lease franchise sites and sublease those sites to franchisees or guarantee franchisees' leases, the Company has significant liabilities to various landlords, if franchisees should default under their lease agreements. By subleasing to franchisees, the Company assumes a lease risk, but ensures that it continues to control the franchise premise in the event of default by the franchisee. Defaults by franchisees under subleases from the Company would require the Company to pay the lease obligations and seek a new franchisee for the location.

     The Company's future growth plans contemplate the acquisition of juice bars and health food cafe operations. The Company's ability to execute this plan is dependent on the availability of cost-effective financing to make the acquisitions. The current availability of financing, through either third party sources or the issuance of the Company's Common Stock, is uncertain, and Surf City Squeeze's prior bankruptcy or the Company's failure to achieve current profitability, could adversely affect its ability to obtain such financing.

     If the Company's plans for growth through the acquisition of other health food operations are successful, the Company will also need to attract and retain qualified individuals to manage that growth, and the Company's performance could be adversely affected if it is unable to attract and retain such managerial talent.

     The Company also faces competition from other juice and health food vendors and franchisors throughout the United States, including subsidiaries of other national successful retail businesses. The Company's ability to continue to attract capital and qualified franchisees, and find favorable retail locations and qualified management personnel will be affected by competitors seeking these same resources. The healthy food and snack business is also highly fragmented and competitive.

     Surf City is currently operating under a Plan of Reorganization administered by the United States Bankruptcy Court for the District of Arizona. Under the Plan of Reorganization and related settlement agreements with creditors, Surf City is obligated to make periodic payments to creditors. If Surf City should fail to make those payments, then the Company may loan Surf City the funds to enable it to make those payments, although the Company is not obligated to do so. Additionally, creditors or other parties subject to the Plan of Reorganization could petition the Bankruptcy Court to reopen the Plan of Reorganization for modification, if Surf City does not substantially perform under the terms of the Plan of Reorganization. The specific terms of the Plan of Reorganization could also hinder the Company's ability to grow and attract capital.

     The Company has pledged the common stock of Selman to secure amounts owed by the Company to the Selman Note Holders and the holder of the Dalal Note. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - SELMAN FINANCING ACTIVITIES, ABOVE. These obligations total $1,500,000. The Company has repaid in full the $450,000 balance due United Texas Bank and the $96,000 balance due Bank One for loans to Selman and has restructured the $300,000 Dalal Note to provide for 36 monthly payments, each in the amount of $9,540. The balance of the debt, $1,200,000, is Fru-Cor acquisition debt for the Company's purchase of eight Frullati locations. To pay these remaining obligations, the Company obtained a credit facility of $1,000,000 in early January 2000 which is fully drawn and, in addition, plans to sell Company-owned stores or obtain new franchisees, or both. See LIQUIDITY AND CAPITAL RESOURCES, above. If for any reason the Company should be unable to repay these remaining obligations , the Company could lose ownership of the Frullati Cafe & Bakery stores it acquired through its purchase of Selman and Fru-Cor. If a default on both the Fru-Cor Note or the Dalal Note should occur, it could result, among other things, in the loss of stores, in material write-offs of assets, including goodwill of approximately $55,000 and other intangible assets of approximately $164,000. These write-offs, to the extent they exceed any debt forgiveness, could result in adverse changes to the Company's results of operations for future years. Further, default under these notes could expose the Company to litigation and related liabilities.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An audited balance sheet for the year ended December 31, 1999 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 are set forth commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has had no disagreements with its accountants nor has the Company changed its accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following are the Company's directors, officers and key employees as of December 31, 1999:

      Name                      Age        Positions and Offices Held
      ----                      ---        --------------------------
     Kevin Blackwell            44         President and Director

     Kathryn Blackwell          34         Secretary, Treasurer, and Director

     David Guarino              35         Vice-President, Chief Financial
                                           Officer and Director

     Gerald Conklin             46         President of Selman Systems, Inc.

     Robert Corliss             47         Director

     Don Plato                  44         Director

     All of the Company's directors were elected by a majority vote of the shareholders of the Company at an annual meeting of shareholders held on October 12, 1999, and, unless a director resigns, will remain in office until the next annual meeting of shareholders or until a successor is duly qualified and elected. From March 15, 1999 until October 12, 1999, Mr. Kevin Blackwell and Ms. Kathryn Blackwell served as the Company's sole directors. Messrs. Guarino, Corliss, and Plato were first elected to the Company's Board of Directors on October 12, 1999. Mr. Guarino was elected to his current position of Vice-President-Chief Financial Officer by the Company's Board of Directors on October 12, 1999. Ms. Blackwell was elected as Secretary of the Company on March 15, 1999, by the Company's Board of Directors. There are no agreements that a director will resign at the request of another person and none of the above named directors are acting on behalf of another person.

     BIOGRAPHICAL INFORMATION:

     The following briefly summarize the experience of each of the Companies' directors, officers, and key employees, during the past five years.

     KEVIN BLACKWELL has been President and a Director of the Company since March 15, 1999. Prior to March 1999, Mr. Blackwell was President and Director of Surf City for more than five years. Mr. Blackwell, and his wife Kathryn, founded the Surf City juice bar concept in 1981. Mr. Blackwell also serves on the Company's Compensation Committee. Mr. Blackwell attended Eastern Washington University, where his studies emphasized mathematics and business law.

     KATHRYN BLACKWELL has been Secretary and a Director of the Company since March 15, 1999. Prior to March 1999, Ms. Blackwell was Vice-President and Secretary of Surf City for more than five years, and a director of Surf City from its inception to January 1998. Ms. Blackwell completed four years of study at San Jose University in 1988, where she concentrated on business management and international business.

     ROBERT CORLISS has been President and CEO of Athlete's Foot Group, Inc. from August 1998 to the present. Prior to August 1998, he was President and CEO of Infinity Sports, and prior to that, he was President and CEO of Herman's Sporting Goods, Inc. Mr. Corliss is also serves as a director of Xdogs.com (OTC:
SNOW).  Mr.  Corliss  also  serves  on  the  Company's  Audit  and  Compensation
Committees.

     DAVID GUARINO is currently Vice-President-Chief Financial Officer and a director of the Company. From March 15, 1999 to October 12, 1999, Mr. Guarino was a consultant to the Company. From April 1997 to March 1999, and again from December 1995 to July 1996, Mr. Guarino served as Vice-President-Chief Financial Officer of Surf City. Mr. Guarino was also a director of Surf City from January 1998 to March 1999, and from December 1995 to July 1996. Prior to his employment with Surf City, Mr. Guarino served as Senior Vice-President - Principal Financial Officer of TLC Beatrice International Holdings, Inc. Mr. Guarino graduated from the University of Denver in 1985 with a Masters and a Bachelors of Science degree in accounting.

     DON PLATO has been Chairman of Builder's National, Inc., a commercial and residential general contractor, for more than five years. Mr. Plato and his wife founded Builders National in 1993. Mr. Plato was also a member of Surf City's Official Committee of Unsecured Creditors ("Unsecured Committee") from January 1997 to November 1997. Since November 1997, Mr. Plato has been a member of Surf City's Creditors' Representative Committee, which is the successor to the Unsecured Creditor's Committee. Mr. Plato also serves on the Company's Audit and Compensation Committees.

     GERALD CONKLIN has served as President of Selman Systems, Inc. since May 1999. From July 1998 to May 1999, Mr. Conklin served as Vice President of Operations and Business Development for Selman Systems, Inc. From December 1995 to June 1998, Mr. Conklin was President of Custom Resources Management in Frisco, Texas. From January 1994 to December 1995, Mr. Conklin was Director of Marketing, Development and Operations for Allied-Domecq in Richardson, Texas.

     Kevin and Kathryn Blackwell are husband and wife. Otherwise, there are no family relationships among the directors, officers and significant employees of the Company. Except for the Chapter 11 Bankruptcy of Surf City, none of the directors, officers, and significant employees have had any bankruptcy petition filed by or against any business of which the person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to the bankruptcy.

     COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors, on October 12, 1999, established two committees of the Board, an Audit Committee and a Compensation Committee. Prior to that date, the Board of Directors had no committees. The Audit Committee has held no meetings to date. The Compensation Committee has held two meetings to date. The first meeting, on November 17, 1999, was to approve the Company's grants of stock options to key employees, other than Mr. Blackwell and Mr. Guarino. The second meeting, on December 10, 1999, was to approve the Company's granting of stock options to Mr. Blackwell and Mr. Guarino, and to approve and ratify their respective employment agreements with the Company. Mr. Robert Corliss and Mr. Don Plato are members of each Committee, with Mr. Kevin Blackwell also serving on the Compensation Committee.

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our officers (including a person performing a policy-making function) and persons who own more than 10% of a registered class of our equity securities ("10% Holders") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Directors, officers and 10% Holders are required by SEC regulations to furnish us with copies of all of the
Section 16(a) reports they file. Based solely upon such reports, we believe that during the fiscal year ending December 31, 1999, all of the Company's directors, advisors, officers and 10% Holders complied with all filing requirements under
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

                                                            Long-Term and Other
                              Annual Compensation               Compensation
                      ----------------------------------        ------------
                                                 Option         401(k) Plan
Name and Position       Year     Salary   Bonus  Shares         Contribution
-----------------     --------  --------  -----  -------        ------------
Kevin Blackwell       12/31/98  $109,375   $0          0            $ 0
President and CEO     12/31/99  $100,000   $0    300,000            $ 0

     The Company had no operations, employees or paid executive officers during fiscal year 1998. Mr. Kevin Blackwell, the President and CEO of the Company since March 15, 1999, served as President and CEO of SCAC during all of fiscal year 1998. The Company purchased SCAC on March 15, 1999, with Mr. Blackwell and his management team immediately succeeding to the day-to-day control of the Company. Accordingly, SCAC is the entity for which Executive Compensation is disclosed for the 1998 fiscal year. Mr. Blackwell, as President and CEO of SCAC, received $109,375 in compensation during fiscal year 1998. All of Mr. Blackwell's compensation for fiscal year 1998 was paid by Surf City, a wholly owned subsidiary of the Company. No other employee of SCAC received more than $100,000 in annual compensation during fiscal year 1998. Additionally, other than Mr. Blackwell, no other employee of the Company received more than $100,000 in annual compensation during fiscal year 1999.

OPTION  INFORMATION  FOR FISCAL 1999 RELATING TO THE NAMED OFFICERS IS SET FORTH
BELOW:

Option Grants in Fiscal 1999 were as follows:

                       Number of
                       Shares of        Percentage of
                      Common Stock      Total Options
                       Underlying         Granted to
                         Options        Employees in
                       Granted in          Fiscal         Exercise    Expiration
     Name              Fiscal 1999          1999           Price         Date
     ----              -----------          ----           -----         ----
Kevin Blackwell          300,000             24%           $1.00       09/30/04

Jerry Conklin            125,000             10%           $0.50       09/30/09

David Guarino            300,000             24%           $1.00       09/30/04

     One-third of all options granted to the Named Officers above and others in 1999 vest on each of the first, second and third anniversary of the grant date if the optionee is still employed by the Company on that date. Vested options terminate if not exercised ten years after grant (or five years in the case of an optionee who controls more than 10% of the total combined voting power of all classes of stock of the Company) or 90 days after an employee leaves the Company.

                                               Number of Shares            Value of Unexercised
                                            Underlying Unexercised         In-the-Money Options
                                              Options at Year-End             at Year-End (1)
                    Shares       Value    ---------------------------   ---------------------------
  Name            Exercised    Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
---------         ----------   --------   -----------   -------------   -----------   -------------
Kevin Blackwell       0           0            0           300,000           0              0

Gerald Conklin        0           0            0           125,000           0              0

David Guarino         0           0            0           300,000           0              0

----------
(1) The dollar values are calculated by determining the difference between $0.25 per share, the fair market value of the Common Stock at December 31, 1999, and the exercise price of the respective options.

     The Company adopted the 1999 Sports Group International, Inc. Stock Option Plan (the "Option Plan") on October 12, 1999. A total of 2,000,000 shares of the Company's Common Stock have been reserved for issuance under this Option Plan. On November 17, 1999, the Compensation Committee of the Company's Board of Directors granted options to purchase 640,000 shares of the Company's Common Stock pursuant to the Option Plan to key employees at an exercise price of $0.50. On December 10, 1999, the Compensation Committee of the Company's Board of Directors granted options to purchase 300,000 shares of the Company's Common Stock to both Mr. Blackwell and Mr. Guarino at an exercise price of $1.00 per share.

     The independent members of the Company's Board of Directors (directors who are not employees or 10% shareholders of the Company) automatically receive, as compensation for their services, a nonqualified stock option to purchase 10,000 shares of the Company's Common Stock at a price equal to 85% of the Common Stock's fair market value on the date the option is granted. This option grant is made upon the independent director's election to the Board of Directors. The independent directors are also paid all reasonable travel expenses to attend the Company's quarterly Board meetings, wherever held. Otherwise, directors of the Company receive no additional compensation for their service, including participation on committees and special assignments.

     The Company currently has two employment agreements in effect with its Executive Officers. The Company is party to a three-year employment contract, beginning as of October 1, 1999, with Mr. Kevin Blackwell (the "Blackwell Contract") for his services as President and CEO of the Company.

     The Company is also party to a three-year employment contract, beginning as of October 1, 1999, with Mr. David Guarino (the "Guarino Contract") for his services as Vice President-Chief Financial Officer of the Company.

     The Blackwell Contract and Guarino Contract both provide for an annual base salary of $150,000, of which $100,000 is paid by Surf City pursuant to the Plan of Reorganization, an automobile allowance set by the Company's Board of Directors, and other fringe benefits that are also made available to other employees of the Company. The Blackwell Contract and Guarino Contract also both provide for two years of severance pay upon termination of the employment agreements for any reason other than "for cause," as defined in the employment agreements, in exchange for restrictive covenants regarding the confidentiality of the Company's Proprietary Information and the return of such information to the Company upon termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, assuming the Company's Series A and B Preferred Stock are converted to Common Stock at their respective conversion ratios. Shares owned include shares for which options or warrants are exercisable currently or within 60 days. Each person has sole voting and investment power with respect to the shares, as indicated.

Name and Address of                     Amount of Beneficial         Percentage
  Beneficial Owner                            Ownership               of Class
  ----------------                            ---------               --------
R.E.M. Petersen Living Trust(7)(8)            8,625,137                 36.9%
6420 Wilshire Boulevard, 20th Floor
Los Angeles, CA  90048

Weider Health &Fitness Corporation(9)         1,333,334                  5.7%
21100 Erwin Street
Woodland Hills, CA 91367

Kevin Blackwell(9)                            3,775,355                 16.1%
7730 E. Greenway Rd., Suite 203
Scottsdale, AZ  85260

David Guarino(9)                              3,952,227                 16.9%
7730 E. Greenway Rd., Suite 203
Scottsdale, AZ  85260

Robert Corliss(9)                               171,599                  0.7%
The Athlete's Foot Group, Inc.
1950 Vaughn Road
Kennesaw, GA 30144

All Executive Officers and Directors
  as a Group (4 persons)                      8,052,979                 34.4%

----------
(7) Mr. Robert E. Petersen, and his wife, Margaret M. Petersen, are the beneficiaries of the R.E.M. Petersen Living Trust, (the "Petersen Trust").
(8) The Petersen Trust owns 650,000 of Series B Preferred Stock that is convertible into the Company's Common Stock at the ratio of 10 common shares for each share of Series B Preferred Stock. The Petersen Trust also holds an immediately exercisable warrant to purchase 1,000,000 common shares of the Company at the price of $0.40 per share (the "Petersen
     Warrant") at any time prior to May 20, 2007. The Petersen Trust's beneficial ownership shown here assumes its Series B Preferred Stock is converted into Common Stock and that the Petersen Warrant is fully exercised.
(9) There are 575,000 shares of Series A Preferred Stock that are convertible into the Company's Common Stock at the ratio of 13 1/3 common shares for each share of Series A Preferred Stock. The Series A Preferred Stock is owned as follows: Mr. Blackwell (225,000 shares), Mr. Guarino (237,500 shares), Weider Health & Fitness Corporation (100,000 shares) and Mr. Corliss (12,500 shares). The beneficial ownership reported above assumes the Series A Preferred Stock is converted into the Company's Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 10, 2000, the Company obtained a $1,000,000 line of credit from Wells Fargo, N.A. which bears interest at the Fed Funds Rate, plus 0.42%, and is payable January 31, 2004. The line of credit is personally guaranteed by the Petersen Trust, which is also a major shareholder of the Company. See, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, above. The Company compensated the Petersen Trust for its guaranty of the $1,000,000 line of credit by reducing the exercise price of the Petersen Trust's warrant to purchase 1,000,000 shares of the Company's Common Stock from $2.00 to $0.40 per share. The Company could not have obtained the line of credit without the Petersen Trust's guaranty. The line of credit was also guaranteed by Mr. Kevin Blackwell and Mr. Davis Guarino, each of whom is an officer, director, and major shareholder of the Company. Mr. Blackwell and Mr. Guarino received no additional compensation for their guarantees. Management believes that the compensation paid for the Petersen Trust guaranty was on terms as favorable to the Company as could have been obtained with respect to a comparable transaction from an unrelated third party.

     On February 22, 1999, the Petersen Trust loaned SCAC $332,500 pursuant to a promissory note (the "Petersen Note"). The note bears interest at 10% per annum, matures March 1, 2001, and provides for monthly principal and interest payments. As of December 31, 1999, the outstanding principal balance on the Petersen Note was $194,140. Messrs. Blackwell and Guarino have personally guaranteed SCAC's obligations under the Petersen Note, but have received no additional compensation for their guarantees. The Company's management believes the terms of the Petersen Note are as favorable or more favorable to the Company as those terms the Company could have obtained for a loan of the same size and maturity from an unrelated third party through arm's length negotiation.

     Mr. Kevin Blackwell, the Company's President and a Director, loaned one of the Company's wholly owned subsidiaries the sum of $30,000 during October 1999. The loan, which has since been repaid in full, accrued no interest and had no stated maturity. As of December 31, 1999, there were no outstanding loans between Mr. Kevin Blackwell and the Company or its wholly owned subsidiaries.

     Mr. Eugene Blackwell, the father of Mr. Kevin Blackwell, a Director and President of the Company, loaned one of the Company's subsidiaries the sum of $20,000 during December 1998. The loan, which has since been repaid in full, accrued no interest, and had no stated maturity. As of December 31, 1999, there were no outstanding loans between Mr. Eugene Blackwell and the Company or its wholly owned subsidiaries.

     Mr. Guarino, the Vice President-Chief Financial Officer and a Director of the Company, made multiple loans to one of the Company's wholly owned subsidiaries between April 1998 and March 1999. These loans, which have been repaid by the Company, ranged in principal amounts from $2,000 to $60,000, accrued no interest, and had no stated maturities. As of December 31, 1999, there were no outstanding loans between Mr. Guarino and the Company or its wholly owned subsidiaries.

     The Blackwells and Mr. Guarino have periodically personally guaranteed financial obligations of the Company and its subsidiaries. Items personally guaranteed include commercial office and storage facility leases for the

Company, commercial real estate leases with 24-Hour Fitness under which Company franchisees are the tenants, a promissory note to a vendor of the Company, and various equipment leases. Mr. Kevin Blackwell and Ms. Kathryn Blackwell are also the tenants of record under the commercial real estate warehouse and storage lease used by Kona Coast described above. It is the Company's intent to have Messrs. Blackwell and Guarino's personal guarantees released as soon as practicable.

     Mr. Plato, an independent director of the Company, is a shareholder of a corporation that is an unsecured creditor in Surf City's Chapter 11 Bankruptcy and subsequent Plan of Reorganization. Mr. Plato's corporation has an unsecured claim of approximately $109,000, and is currently receiving payments from the unsecured creditors distribution account pursuant to the terms of the Plan of Reorganization. See, BUSINESS OF SUBSIDIARIES: FRULLATI CAFE & BAKERY AND SURF CITY SQUEEZE - THE SURF CITY SQUEEZE DIVISION - SURF CITY'S PLAN OF REORGANIZATION, above.

     On March 15, 1999, the Company pledged one hundred percent (100%) of its right, title and interest in the stock of SCAC to Mr. Kevin Blackwell ("Blackwell"), the current chief executive officer of the Company, as security for the Company's obligations to Blackwell and SCAC under a Share Purchase Agreement of even date between Blackwell and the Company. Events of Default, as defined in the Share Purchase Agreement, have occurred that would allow
Blackwell to proceed against the shares of SCAC. However, as of December 31, 1999, Blackwell had waived each Event of Default and entered into a cancellation agreement with the Company to release the pledged SCAC shares.

     In the Company's merger with SCAC, the 575,000 shares of the Company's Series A Preferred were issued to the shareholders of SCAC for 100% of its outstanding common stock. Additionally, two million shares of the Company's Common Stock were issued to Apache Peak Capital, L.L.C., an Arizona limited liability company ("Apache Peak") for 100% of the membership interest in Apache Peak and other consideration. Apache Peak is controlled by Mr. David Guarino, the Company's Vice President and Chief Financial Officer. Apache Peak's sole asset is Mr. Guarino's interest in the Shareholder Voting Trust and Management Agreement (the "Voting Agreement") dated May 19, 1997, by and between Mr. Guarino and Mr. Kevin Blackwell, the Company's Chief Executive Officer. The Company's issuance of the 2,000,000 shares of its Common Stock to Apache Peak for a 100% membership interest in Apache Peak was effected to cancel the Voting Agreement between Messrs. Blackwell and Guarino and thus facilitate the merger between SCAC and the Company. Apache Peak has no other assets or operations, and it is the intent of the Company to dissolve Apache Peak simultaneously with this filing.

     FUTURE TRANSACTIONS:

     The Company has adopted a policy that future transactions with affiliated persons or entities will be on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties on an arm's length basis, and that any such transactions must be reviewed and approved by the Company's independent directors.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

     Exhibit Number                        Description
     --------------                        -----------
         2.1 Order Confirming First Modified Joint Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         2.2 First Modified Joint Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors dated May 13, 1997, as amended July 22, 1997, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         2.3 Amended Disclosure Statement accompanying First Modified Joint Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors dated May 13, 1997, as amended July 22, 1997, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         2.4 Share Purchase Agreement between Sports Group International, Inc. and Surf City Acquisition Corporation II dated March 15, 1999, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         2.5 Membership Interest Purchase Agreement between Sports Group International, Inc. and Apache Peak Capital, L.LC., dated March 12, 1999, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         2.6 Share Purchase Agreement between Sports Group International, Inc., Ziad S. Dalal and Selman Systems, Inc. dated May 21, 1999, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         2.7 Stock Purchase Agreement between Selman Systems, Inc., Kenneth L. Musgrave, Ltd., Tony Condor and Larry Pearce dated May 21, 1999, previously filed with the Company's
                    Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         3.1 Amended and Restated Articles of Incorporation of Sports Group International, Inc., previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         3.2 Bylaws of Sports Group International, Inc., previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         4.1 Promissory Note with United Texas Bank, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         4.2 Bank One Promissory Note, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         4.3 Promissory Note between SCAC and the Petersen Trust, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         4.4 Consent and Waiver of Terms of Series A Preferred Stock, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.1 Sports Group International, Inc.'s 1999 Stock Option Plan, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.2 Employment Agreement between Mr. Kevin A. Blackwell and Sports Group International, Inc. dated October 1, 1999, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.3 Employment Agreement between Mr. David A. Guarino and Sports Group International, Inc. dated October 1, 1999, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.4 Series B Preferred Stock and Warrant Purchase Agreement between Sports Group International, Inc., Robert E. Petersen and Margaret Petersen dated May 20, 1999, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.5 Warrant to purchase 1,000,000 shares of the Company's Common Stock, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.6       Master  Franchise   Agreement   between  Surf  City  Squeeze
                    Franchise Corp. and 1238176 Ontario, Inc. dated July 7, 1998, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.7 Indemnification Agreement for Kathryn Blackwell, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.8 Indemnification Agreement for Kevin Blackwell, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.9 Indemnification Agreement for David Guarino, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.10 Indemnification Agreement for Robert Corliss, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.11 Indemnification Agreement for Don Plato, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         10.12 Compromise Settlement and Non-Modification Agreement between Sports Group International, Inc., Selman Systems, Inc., and Ziad S. Dalal, dated February 1, 2000, previously filed with the Company's Amendment No. 1 to its Form 10-SB/A Registration Statement filed with the Securities and Exchange Commission on February 16, 2000.

         11* Computation of Per Share Earnings - Located in the December 31, 1999 Financial Statements filed herewith commencing on page F-1.

         21 Subsidiary Information. (See Chart), previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         27*        Financial Data Schedule.

-------
*    Filed herewith.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 8, 2000                             SPORTS GROUP INTERNATIONAL, INC.

                                        By: /s/ Kevin A. Blackwell
                                            ------------------------------------
                                            Kevin A. Blackwell, President, Chief
                                            Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                              Date
---------                            -----                              ----

/s/ Kevin Blackwell      President, Chief Executive Officer,          05/08/00
-------------------      and Director
Kevin Blackwell


/s/ David Guarino        Principal Financial Officers and             05/08/00
-----------------        Director
David Guarino


/s/ Kathryn Blackwell    Secretary and Director                       05/08/00
---------------------
Kathryn Blackwell

SPORTS GROUP INTERNATIONAL, INC.


TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheet at December 31, 1999                            F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1999 and 1998                                               F-4

  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1999 and 1998                                   F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999 and 1998                                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-8

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of Sports Group International, Inc.:

We have audited the accompanying balance sheet of Sports Group International, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Group International, Inc. as of December 31, 1999, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/  KING, WEBER & ASSOCIATES. P.C.
     Tempe, Arizona
     April 24, 2000

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash                                                             $    644,264
  Trade and other accounts receivable,
    net of allowance of $22,987                                         316,983
  Inventories                                                           118,908
  Prepaid expenses and other assets                                      42,381
  Deferred income taxes                                                  91,001
  Notes receivable - current portion, net of allowance                   89,193
                                                                   ------------
     Total current assets                                             1,302,730

PROPERTY AND EQUIPMENT, net                                           3,379,231
LEASE DEPOSITS                                                          153,311
NOTES RECEIVABLE - less current portion                                 747,516
GOODWILL, net of accumulated amortization of $164,772                 5,972,985
DEFERRED INCOME TAXES                                                   289,970
                                                                   ------------
TOTAL ASSETS                                                       $ 11,845,743
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                 $    952,455
  Accrued liabilities                                                 1,054,073
  Line of credit                                                        199,555
  Notes payable - current portion                                       804,069
  Acquisition notes payable                                           1,283,264
  Confirmed bankruptcy liabilities - current portion                    585,775
                                                                   ------------
     Total current liabilities                                        4,879,191

NOTES PAYABLE - long-term portion                                       671,090
ACQUISITION NOTES PAYABLE - long-term portion                           216,736
CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    841,669
DEPOSITS HELD UNDER CONTRACT                                            240,000
DEFERRED FRANCHISE FEE INCOME                                           214,472
                                                                   ------------
     Total liabilities                                                7,063,158
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value, 575,000
    shares designated, 575,000 issued                                 5,750,000
  Series B preferred stock, $10.00 par value, 650,000
    shares designated, 650,000 issued                                 6,500,000
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 8,227,418 issued and outstanding                          8,227
  Paid in capital                                                     4,048,878
  Accumulated deficit                                               (11,524,520)
                                                                   ------------
     Total stockholders' equity                                       4,782,585
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,845,743
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS DECEMBER 31,
--------------------------------------------------------------------------------

                                                       1999            1998
                                                   ------------    ------------
REVENUES:
  Net product and store sales                      $  7,925,096    $  1,058,238
  Franchise fees                                        380,038         483,088
  Royalties                                           1,457,273         722,130
  Rental income                                         451,062         404,233
                                                   ------------    ------------
     Total revenues                                  10,213,469       2,667,689
                                                   ------------    ------------
EXPENSES:
  Cost of product sales                               2,575,200         437,525
  Store operating costs                                 433,106         164,303
  Personnel expenses                                  3,191,415         720,670
  Rent                                                1,798,382         655,017
  Depreciation and amortization                         497,127           9,932
  General and administrative expenses                 1,722,913         506,410
                                                   ------------    ------------
      Total expenses                                 10,218,143       2,493,857
                                                   ------------    ------------

OPERATING (LOSS) INCOME                                  (4,674)        173,832
                                                   ------------    ------------
OTHER (INCOME) AND EXPENSES
  Interest expense                                      258,336         176,806
  Interest income                                       (26,078)        (23,045)
  Other income                                               --        (108,345)
                                                   ------------    ------------
  Total other expense                                   232,258          45,416
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                             (236,932)        128,416

INCOME TAX (BENEFIT) PROVISION                          (86,897)         83,503
                                                   ------------    ------------

NET (LOSS) INCOME                                  $   (150,035)   $     44,913
                                                   ============    ============
NET (LOSS) PER SHARE:
  Basic                                            $      (0.16)   $      (0.27)
                                                   ============    ============

  Diluted                                          $      (0.16)   $      (0.27)
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                               5,357,277       2,000,000
                                                   ============    ============

  Diluted                                             5,357,277       2,000,000
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                               Common Stock                    Preferred A                    Preferred B
                                       ----------------------------    ---------------------------    ---------------------------
                                          Shares          Amount          Shares         Amount          Shares         Amount
                                       ------------    ------------    ------------   ------------    ------------   ------------
BALANCE JANUARY 1, 1998                   2,000,000    $      2,000    $    575,000   $  5,750,000    $         --   $         --

  Net Income
                                       ------------    ------------    ------------   ------------    ------------   ------------
BALANCE DECEMBER 31, 1998                 2,000,000           2,000         575,000      5,750,000              --             --

  Reverse Merger                          4,300,000           4,300

  Exercise of warrants in subsidiary

  Preferred B issued for cash                                                                              650,000      6,500,000

  Common stock issued as payment
    for legal fees and settlment            225,000             225

  Common stock for preferred
    dividends                             1,702,418           1,702

   Net income
                                       ------------    ------------    ------------   ------------    ------------   ------------
BALANCE DECEMBER 31, 1999                 8,227,418    $      8,227         575,000   $  5,750,000         650,000   $  6,500,000
                                       ============    ============    ============   ============    ============   ============


                                         Paid-in       Accumulated
                                         Capital         Deficit          Total
                                       ------------    ------------    ------------
BALANCE JANUARY 1, 1998                $  3,075,102    $(10,699,945)   $ (1,872,843)

  Net Income                                                 44,913          44,913
                                       ------------    ------------    ------------
BALANCE DECEMBER 31, 1998                 3,075,102     (10,655,032)     (1,827,930)

  Reverse Merger                            205,700                         210,000

  Exercise of warrants in subsidiary          1,750                           1,750

  Preferred B issued for cash                                             6,500,000

  Common stock issued as payment
    for legal fees and settlment             48,575                          48,800

  Common stock for preferred
    dividends                               717,751        (719,453)

   Net income                                              (150,035)       (150,035)
                                       ------------    ------------    ------------
BALANCE DECEMBER 31, 1999              $  4,048,879    $(11,524,520)   $  4,782,585
                                       ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                         1999           1998
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                         $  (150,035)   $    44,913
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                           497,127          9,932
  Non cash income                                                         (32,729)       (97,718)
  Deferred income taxes                                                   (86,897)        83,502
  Legal fees & settlement paid by issuance of common stock                 48,800             --
  Changes in assets and liabilities (net of business acquisitions):
    Trade and other accounts receivable                                   (63,846)       (21,216)
    Inventories                                                            25,866         (4,309)
    Refundable lease deposits                                              (2,724)        61,537
    Prepaids and other current assets                                     123,552         11,122
    Other assets                                                           16,680          2,335
    Accounts payable                                                      160,269       (100,645)
    Accrued liabilities                                                    (1,113)        52,368
    Deferred franchise fee income                                         175,034       (279,432)
                                                                      -----------    -----------
          Net cash provided by (used in) operating activities             709,984       (237,611)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (248,696)            --
  Financing of notes receivable                                          (124,604)            --
  Collections on notes receivable                                         111,277        348,688
  Proceeds from sale of property and equipment                                 --        472,000
  Purchase of business                                                 (6,500,000)            --
                                                                      -----------    -----------
          Net cash (used in)  investing activities                     (6,762,023)       820,688
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                              199,555             --
  Proceeds from borrowings on notes payable                             1,324,500        129,000
  Principal repayments on notes payable                                (1,114,044)      (298,872)
  Payments on confirmed bankruptcy liabilities                           (444,925)      (574,231)
  Proceeds from the sale of preferred stock                             6,500,000             --
  Proceeds from sale of common stock                                      211,750             --
                                                                      -----------    -----------
          Net cash provided by (used in) financing activities           6,676,836       (744,103)
                                                                      -----------    -----------
INCREASE (DECREASE) IN CASH                                               624,797       (161,026)

CASH, BEGINNING OF YEAR                                                    19,467        180,493
                                                                      -----------    -----------
CASH, END OF YEAR                                                     $   644,264    $    19,467
                                                                      ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SPORTS GROUP INTERNATIONAL, INC.

FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:                         1999         1998
                                                         ----------   ----------
  Interest paid                                          $  233,940   $   84,564
                                                         ==========   ==========

  Income taxes paid                                      $   12,200   $       --
                                                         ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Purchase of business by issuance of  notes payable     $1,500,000
                                                         ==========

  Common stock for legal fees and settlement             $   48,800
                                                         ==========

  Preferred stock issued for business acquisition        $5,750,000
                                                         ==========

  Common stock issued for business acquisition           $    2,000
                                                         ==========

  Common stock issued as preferred stock dividends       $1,702,418
                                                         ==========

  Sale of property & equipment under notes receivable    $  462,253   $   65,000
                                                         ==========   ==========

  Debt for legal settlement                                           $   10,419
                                                                      ==========

  Notes receivable for franchise fees                                 $  122,386
                                                                      ==========

  Accrued interest added to bankruptcy liabilities                    $   36,224
                                                                      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SPORTS GROUP INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Sports Group International, Inc. (the "Company") was formed in 1997 under its former name, Secretarial Services of Orlando, Inc. The Company merged with Surf City Acquisition Corporation II ("SCAC") in March 1999 by the issuance of 2,000,000 shares of common stock and 575,000 shares of Series A Preferred Stock. Prior to its merger with SCAC, the Company had no significant operations. SCAC was formed as a holding company to acquire and recapitalize Surf City Squeeze, Inc., an entity operating in a Chapter 11 bankruptcy, and other affiliated entities. Under the confirmed bankruptcy plan, SCAC acquired all of the outstanding interests in the following entities: Surf City Squeeze, Inc. ("Surf City"), Surf City Squeeze
     Franchise Corporation ("SCSFC") and Kona Coast Provisions, Inc. ("Kona") and Malibu Smoothie Franchise Corporation ("Malibu Smoothie"). SCAC, through its operating subsidiaries, operates and franchises juice bars in the United States and Canada. The stores are generally located in shopping malls and health clubs and operate under the name of "Surf City Squeeze".

     On May 21, 1999, the Company issued 650,000 shares of its Series B Convertible Preferred Stock for $6,500,000. The proceeds were used to acquire all of the issued and outstanding stock of Selman Systems, Inc. ("Selman"), an operator and franchisor of a chain of cafes and bakeries operating under the name of Frullati Cafe and Bakery ("Frullati").

     On July 7, 1999, the Company, through Selman, purchased all of the outstanding stock of Fru-Cor, Inc., ("Fru-Cor") an owner of eight Frullati locations. The purchase was effected through the issuance of a promissory note for $1,200,000.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries for the twelve months ended December 31, 1999. The consolidated results of operations and cash flows for the twelve months ended December 31, 1999 include that of Frullati and Frucor from the respective acquisition dates through December 31, 1999.

     As a result of the merger transaction with SCAC, the former SCAC stockholders held approximately 69% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by SCAC, under the purchase method of accounting, and was treated as a recapitalization with SCAC as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the March 15, 1999, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 1998, of the reverse acquisition completed on March 15, 1999, and represent the operations of SCAC. Consistent with reverse acquisition accounting: (i) all of SCAC's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on March 15, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 1999, cash deposits exceeded those insured limits by $ 406,488.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SCAC, Surf City, SCSFC, Kona, Malibu Smoothie, Selman and its two operating subsidiaries, Frullati Enterprises, Inc. and Frullati Franchise Systems, Inc. and Frucor. All significant intercompany accounts and transactions are eliminated.

     INVENTORIES consist primarily of food products, drink mixes, supplements and supplies. Inventories are recorded at the lower of cost or market on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the applicable lease term or the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense for the years ended December 31, 1999 and 1998 was $332,355 and $9,932, respectively.

     REVENUE RECOGNITION - Initial franchise fees are deferred until substantially all services and conditions relating to the sale of the franchise have been performed or satisfied. The Company will occasionally finance the initial franchise fee by taking a note receivable from the franchisee. The notes receivable are typically payable by the franchisee over five years. Due to uncertainties relative to the success of these stores and franchisees, revenue on the financed initial franchise fees is recognized on an installment basis until 30% of the principal balance of the note is collected. At that time, the remaining deferred balance is recognized as revenue.

     Fees from Area Development Agreements ("ADA") are recognized as revenue on a pro rata basis based on the number of stores opened to-date to total stores to be developed as stipulated in the ADA. If the total number of stores stipulated in the ADA are not opened at the expiration of the ADA, the balance of such fees is recognized.

     Kona sells mixes and supplements to franchisees. Revenue on such sales is recognized when the product is shipped. Sales from the Company owned stores are recognized at the point of sale.

     The Company also receives sublease rental income. The Company is the primary lessee on certain franchised stores. Rental income is recognized ratably over the term of the subleases.

     INCOME TAXES - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, accounts receivable, notes receivable, and obligations under accounts payable, accrued expenses, notes payable and confirmed bankruptcy obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's notes receivable approximate fair value because they contain market interest rates and allowances are provided for any estimated uncollectible amounts. The carrying value of notes payable and confirmed bankruptcy obligations approximate fair value because they contain market value interest rates and have specified repayment terms. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ADVERTISING EXPENSES are expensed as incurred. Advertising expense was for the year ended December 31, 1999 and 1998 were $54,000 and $4,500, respectively.

     GOODWILL is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 20 years. The 20-year period is based on the initial and renewable franchise periods in most franchise agreements.

     STOCK-BASED COMPENSATION - Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in
     Note 15.

     IMPAIRMENT OF LONG-LIVED ASSETS are assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Assets held for sale are recorded at fair value less selling costs.

3.   BANKRUPTCY PETITION AND REORGANIZATION

     On January 13, 1997, Surf City filed a voluntary petition for relief (under Chapter 11 of the United States Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona. The bankruptcy plan was confirmed by the Court on November 18, 1997 to become effective within 45 days of confirmation (the "Plan").

     Surf City's largest single creditor was also a significant shareholder of Surf City at the time of the bankruptcy. Immediately prior to filing the bankruptcy petition, Surf City reached an agreement with the creditor for discharge and settlement of $3,500,000 in debt. As part of that agreement, the creditor also agreed to provide $800,000 in cash to the Company as settlement of various claims made against the creditor by the Company. The Company used the funds as its investment in Surf City and the related operating subsidiaries. The controlling ownership of Surf City and the other operating subsidiaries did not change as a result of this transaction. Due to the controlling ownership of operating companies effectively remaining with the same shareholders after the acquisition, the purchase is recorded at the existing bases of the net assets of the operating companies. There are no adjustments to reflect the differences between the fair values and book values of the net assets at the time of the transaction.

     Debts that were subject to compromise under the Plan include priority claims for sales taxes, secured claims from equipment vendors, contractors, landlords and franchisees, and certain administrative and unsecured claims. The majority of unsecured claims in the Plan are those commitments of Surf City for future rents due under real property operating leases. Surf City rejected certain material operating leases under the Plan. All allowed claims under the Plan are recorded at the present value of those debts based on the confirmed repayment terms and discount rates of 8% to 10%.

     The allowed General Unsecured Claims under the Plan includes a contingency for payments based on future cash flow of Surf City and its subsidiaries. The terms of the repayment of the General Unsecured Claims require minimum quarterly payments of $43,750 over a seven year period to an Unsecured Creditors Pool, resulting in a minimum of $1,225,000 payable over that seven year period. In addition, amounts determined as 25% of the first $50,000 of quarterly Net Cash Flow, as defined in the Plan, and 40% of the quarterly Net Cash Flow in excess of $50,000, are required to be paid to the Unsecured Creditors Pool on a quarterly basis. The Company has recorded the General Unsecured Claims liability at the present value of the 28 quarterly payments of $43,750. The Plan lists the total General Unsecured Claims to be $5,000,000 to $6,000,000, but states that much of that estimate arises from the rejection of unexpired operating leases. The Company believed that it could not reasonably estimate the amount of those claims at the time of the Plan confirmation because the damages arising from rejected leases are likely to be reduced as the locations under those leases are re-leased to new tenants. The Company also believes that it cannot reasonably estimate the amount of contingency payments because of uncertainties in Surf City's likelihood to generate net cash flow and the inability to estimate the timing of any such Net Cash Flow if it does occur. Surf City has not yet made any contingent payments to the Unsecured Creditors Pool.

4.   NOTES RECEIVABLE

     Notes receivable principally result from the financing of the initial franchise fees required from franchisees and the sale of corporate owned stores and certain related expenses paid for on behalf of the franchisees. The notes are generally guaranteed by the franchisee or purchaser and are collateralized by the related juice bar business, and associated equipment and leasehold improvements. The notes are generally due in monthly installments of principal and interest with interest at 10% per annum.

     The Company periodically reviews the collectibility of its notes receivable. Due to matters related to the Surf City bankruptcy, certain notes were written off or allowances for credit losses were established. The Company recognizes interest income on notes it has determined to be impaired only when payments are received.

     At December 31, 1999, the Company has determined that one note receivable is impaired. The allowance for credit losses on notes receivable was $8,605 at December 31, 1999. The allowance for credit losses decreased by $46,921 for the year ended December 31, 1999. At December 31, 1999, the investment in impaired notes receivable was $14,751. The average balance of impaired notes receivable was $68,650 and $149,771 for the years ended December 31, 1999 and 1998 respectively. Interest income earned on impaired notes receivable was $1,748 and $3,375 for the years ended December 31, 1999 and 1998 respectively.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1999:

     Leasehold improvements                                    $ 2,534,027
     Store fixtures, equipment and furnishings                   1,086,012
     Office furnishings and equipment                               59,210
     Construction-in-progress                                       31,181
                                                               -----------

     Total                                                       3,710,430
     Less accumulated depreciation                                (331,199)
                                                               -----------

              Property and equipment, net                      $ 3,379,231
                                                               ===========

     The Company's operating plan includes the sale of all or a majority of the Corporate owned stores. All stores will continue normal operations as the Company seeks buyers and negotiates the sales of the stores. The Company does not believe that there is a net impairment on the assets held for sale.

6.   NOTES PAYABLE

     Notes payable at December 31, 1999 are comprised of the following:

     $200,000 Revolving line of credit,  interest at Federal
     Funds rate plus 0.42% which was computed to be 5.17% at
     December  31,  1999.  The  credit  facility  expires on
     January  10,  2001.   Personally  guaranteed  by  three
     stockholders.                                                  $   199,555

     Term loan from bank.  Repayment  terms require  monthly
     installments of principal and interest at Federal Funds
     rate plus 0.42%,  5.17% at December 31, 1999 of $25,000
     commencing on February 1, 2000 through 2003. Personally
     guaranteed by three stockholders.                                  800,000

     Note  payable  to  stockholder,   original  balance  of
     $332,500,  interest  at 10% per  annum,  principal  and
     interest  installments  of $14,882 due monthly  through
     2001. Personally guaranteed by other stockholders.                 194,140

     Notes  payable to  franchisees  in  settlement of legal
     claims. Repayment terms require monthly installments of
     principal  and  interest  at 10% per  annum  of  $7,500
     through 2002. Collateralized by royalties and franchise
     fees of designated store locations.  Original principal
     balance of notes was $335,000.                                     151,422

     Note payable to equipment vendor. Payment terms require
     monthly  installments  $7,000  through  July 2000.  The
     stated  balance  of  promissory  note  is  $215,129.  A
     balloon  payment of $71,129 is due July 15,  2000.  The
     promissory  note has no stated  interest.  The  present
     value of the note was determined  using a discount rate
     of 10%.  Collateralized by certain royalties and shares
     of  the   Company's   common  held  by  the   Company's
     president.   Personally  guaranteed  by  the  Company's
     president.                                                         108,934

     Two  note  payables  arising  out  of  settlements  for
     operating  matters.  No stated  interest  due to short-
     term  nature  of  nature,  both  of  which  are  due in
     September 2000.                                                    220,663

     Acquisition  note payable related to the acquisition of
     Selman. Repayment terms require monthly installments of
     principal  and  interest  at 9%  per  annum  of  $9,540
     starting  on   February   1,  2000  for  three   years.
     Collateralized   by  royalties  of   designated   store
     locations.                                                         300,000

     Acquisition  note payable related to the acquisition of
     Fru-Cor.   Interest  at  9%,   monthly   interest  only
     payments, note is due and payable in full, plus accrued
     interest, on May 21, 2000.  Collateralized by the stock
     of Selman.                                                       1,200,000
                                                                    -----------
        Totals                                                        3,174,714

          Less current portion                                       (2,286,888)
                                                                    -----------
          Long-term portion                                         $   887,826
                                                                    ===========

     Principal payments due as follows:

       Year ended December 31:                 2000                 $ 2,286,888
                                               2001                     487,018
                                               2002                     400,808
                                                                    -----------
                                        Total                       $ 3,174,714
                                                                    ===========

     Significant   royalty  income  generated  by  the  Company  is  pledged  as collateral on certain of the above notes.

     The Company had, at December 31, 1999 unused lines of credit in the amount of $100,455.

     The acquisition note payable for $1,200,000 is due in full on May 21, 2000. The Company is in negotiations with the note holder to restructure the note. The Company anticipates the renegotiated terms to include installments through the year 2000. However, there can be no assurances that the Company will be successful in securing those new terms on this note.

7.   BUSINESS COMBINATIONS

     On March 15, 1999, the Company exchanged 575,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 2,000,000 shares of common stock for all of the common stock of Surf City Acquisition Corporation II ("SCAC") and its wholly owned subsidiaries. The preferred stock has voting rights and is convertible to common stock at a ratio of 13 1/3 per share, resulting in the shareholders of SCAC obtaining control of the voting interest in the Company at the time of the transaction.
     Additionally, SCAC's management and board of directors became the new management of the Company. The Company had no material assets or operations at the time of the transaction. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with SCAC as the acquirer.

     On May 21, 1999, the Company issued 650,000 shares of its Series B Convertible Preferred Stock for $6,500,000. The proceeds were used to acquire all of the issued and outstanding stock of Selman Systems, Inc. ("Selman"), an operator and franchisor of a chain of cafes and bakeries under the name of Frullati Cafe and Bakery ("Frullati"). The acquisition was recorded under the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess consideration paid over the fair market value of the net assets acquired of $4,940,343 is recorded as goodwill. The operating results of Selman are included in the accompanying consolidated financial statements for the period May 21, 1999 through December 31, 1999.

     On July 7, 1999, the Company, through Selman, purchased all of the outstanding stock of Fru-Cor, Inc., an owner of eight Frullati locations. The purchase was effected through the issuance of a promissory note for $1,200,000 plus assumption of other debt. The note is due on May 21, 2000. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess consideration paid over the fair market value of the net assets acquired of $1,197,414 is recorded as goodwill.

     The  operating   results  of  Fru-Cor  are  included  in  the  accompanying consolidated financial statements for the period July 7, 1999 through December 31, 1999.

     The  following  summarizes  unaudited  pro  forma  consolidated   financial
     information for the years ended December 31, 1999 and 1998 assuming that the acquisitions of Selman and Fru-Cor occurred on January 1, 1999:

                                             1999                 1998
                                          -----------          ----------
     Net sales                            $16,099,672          16,805,172
     Net income/(loss)                    $  (309,408)           (298,998)
     Basic loss per share                 $     (0.19)              (0.29)

     The pro forma financial information is presented for informational purposes only and may not necessarily reflect the results had Selman and Fru-Cor actually been acquired on January 1, 1999, nor is this information indicative of the future consolidated results.

8.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                                                    1999           1998
                                                  ---------      ---------
     Current tax (benefit) provision              $(107,559)     $(102,453)
     Deferred tax (benefit) provision                20,662        185,956
                                                  ---------      ---------
       Total income tax provision                 $ (86,897)     $  83,503
                                                  =========      =========

     Net deferred tax assets of $3,392,758 less a valuation allowance of $3,011,787, relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, deferred revenue and notes receivable. The net deferred income tax asset at December 31, 1999 is comprised of:

     Allowance for losses on notes and accounts receivable       $    18,241
     Differences in liabilities related to deferred revenue
       and rent                                                       72,760
     Net operating loss carryforwards                              3,537,717
                                                                 -----------
       Deferred income tax asset                                   3,628,718

         Less:  valuation allowance                               (3,011,787)
                                                                 -----------
         Total deferred income tax asset                             616,931

     Deferred income tax liability related to book/tax
       differences in bases of property and equipment
       and goodwill                                                 (235,950)
                                                                 -----------
                Net deferred income tax asset                    $   380,981
                                                                 ===========

     Federal net operating loss carryforwards of $8,588,000 expire from 2010 through 2018. State net operating loss carryforwards of $8,588,000 expire from 2000 through 2003. Due to the change in control of the Company discussed in Note 7, future utilization of the net operating losses may be restricted.

     The differences between the statutory and effective tax rates is as follows for the years ended December 31:

                                             1999               1998
                                           --------            ------
     Federal statutory rates               $(74,634)   (32)%   33,333    26%
     State income taxes                     (18,955)    (8)%   10,723     8%
     Valuation allowance for
        operating loss carryforwards         31,094     24%
     Other                                    6,691      3%     8,353     7%
                                           --------    ---     ------   ---
         Effective rate                    $(86,898)   (37)%   83,503    65%
                                           ========    ===     ======   ===

     Income taxes for the year ended December 31, 1998 reflect a reversal of certain temporary differences that reduced the net deferred income tax asset as well as an increase in the valuation allowance for uncertainties relative to the future utilization of net operating loss carryforwards.

9.   LEASES

     Surf City, SCSFC and Selman are the primary lessees on most of their franchised stores under long-term operating leases. The leases generally have initial terms of five to seven years and usually provide for renewal options ranging from five to seven additional years. These operating leases expire at various dates through 2007. Most of the leases contain escalation clauses and common area maintenance charges. The franchised locations are subleased to the franchisees. There were approximately 117 leases under these terms at December 31, 1999. The Company records rent expense and sublease rental income only on locations at a certain health club chain because the Company is directly responsible for payment to the landlord and collection from the franchisee. On other store locations, the franchisees have direct responsibility for payment to the lessor. Rent expense under the leases in which the Company is directly responsible, including corporate owned stores, was $1,798,382 for the year ended December 31, 1999. Sublease rental income under these leases was $451,062 for the year ended December 31, 1999.

     The Company also leases its offices and warehouses under long-term operating leases expiring through 2001. Rent expense under these leases was $159,496 for the year ended December 31, 1999.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended December 31 are:

                                               Sublease     Warehouse
                             Store Leases       Rental      and Office
                             ------------    -----------    ----------
          2000               $ 5,918,865     $ 5,339,459     $ 70,334
          2001                 5,934,255       5,353,320       38,711
          2002                 6,108,427       5,541,969           --
          2003                 4,992,232       4,451,200           --
          2004                 4,081,612       3,639,827           --
          Thereafter           7,318,868       6,254,061           --
                             -----------     -----------     --------
                             $34,354,259     $30,579,836     $109,045
                             ===========     ===========     ========

10.  STOCKHOLDERS' EQUITY

     The Company issued 575,000 shares of its Series A Convertible Preferred Stock in connection the SCAC merger. The Series A Preferred Stock has a $10 par and liquidation value. The Series A Preferred also has a 10% per annum cumulative dividend payable quarterly. The dividend can be paid in cash or common stock of the Company at the option of the holder. Series A Preferred stock is convertible to the Company's common stock at the option of the holder at a rate of 13 1/3 shares of common for each share of Series A Preferred.

     The holders of Series A Preferred stock are entitled to vote in the same matters as the common shareholders at a ratio of 13 1/3 votes per share of Series A Preferred held.

     The Company issued 650,000 shares of its Series B Convertible Preferred Stock for $6,500,000. The Series B Preferred Stock has a $10 par and liquidation value. The Series B Preferred also has a 10% per annum cumulative dividend payable quarterly. The dividend can be paid in cash or common stock of the Company at the option of the holder. For purposes of liquidation and dividends, Series B ranks on parity with Series A. Series B Preferred stock is convertible to the Company's common stock at the option of the holder at a rate of 10 shares of common for each share of Series B Preferred. The holders of Series B Preferred stock are entitled to vote in the same matters as the common shareholders at a ratio of 10 votes per share of Series B Preferred held.

     During the year ended  December  31,  1999,  the Company  issued  1,702,418 shares of its common stock as payment of preferred dividends through December 1, 1999. The number of common shares issued was based on the trading value of the common stock, less a 50% discount for the restricted nature of the shares issued, and the amount of the dividend determined on the stated rate of 10%.

     The Company issued 225,000 shares of its common stock in settlement of amounts due under a legal settlement and related attorneys fees. The value of the shares was determined based on the trading value of the Company's common stock less a 10% discount for the restricted nature of the shares issued.

     Prior to the merger with SCAC, the Company's board of directors approved a reverse stock split of one common share for every two common shares issued and outstanding.

     Also prior to the merger with SCAC, the Company issued 4,247,516 shares of its common stock in a private offering for $210,000.

11.  COMMITMENTS AND CONTINGENCIES

     As discussed in Note 6, certain of the Company's notes payable are collateralized by revenue generated from royalties.

     As discussed in Note 3, there are contingent amounts payable to an Unsecured Creditors Pool subject to quarterly cash flows through 2004.

     The Company had filed a lawsuit during 1999 seeking declaratory relief that a merger agreement with a third party was never consummated, but rather it expired under its own terms and conditions. The third party responded with a cross-complaint against the Company seeking both monetary damages and declaratory relief for breach of the merger agreement.

     On April 14, 2000, the San Diego Superior Court ruled in the Company's favor on its declaratory relief action against the third party. The Court found that the Company and the third party did not merge in 1999, and that the Company was justified in rejecting the proposed merger with the third party. The Court's decision establishes that the Company and the third party are separate and independent entities. The Court also ruled in the Company's favor on the third party's cross complaint for breach of contact.

     There are certain claims by creditors of the third party against the Company for certain obligations of the third party based solely on the theory that the two companies merged. Given the Court's April 14, 2000 ruling, the Company believes that all of these claims will be resolved without a material adverse effect on the Company's financial condition.

12.  NET INCOME PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 14,166,667 and 7,666,667 common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 1999 and 1998, respectively, because the effect of their inclusion would be antidilutive.

                                          1999                              1998
                            -------------------------------    -------------------------------
                                                       Per                                Per
                            Income (Loss)   Shares    share    Income (Loss)  Shares     share
                            -------------   ------    -----    -------------  ------     -----
     Net (Loss) Income       $(150,035)                         $  44,913
     Preferred stock
     dividends                (719,453)                          (575,000)

     BASIC EARNINGS PER
     SHARE

     Loss available to
     common stockholders     $(869,488)   5,357,277   $(0.16)   $(530,087)   2,000,000   $(0.27)

     Effect of dilutive
     securities                 N/A                                 N/A

     DILUTED EARNINGS PER
     SHARE                      N/A                                 N/A

13.  RELATED PARTY TRANSACTIONS

     The Company's officers and stockholders have personally guaranteed certain of the Company's operating leases. The Company's president is named as the lessee on the lease of one of the Company's warehouse leases.

     As discussed in Note 5, the Company has debt due to related parties and certain debt includes a personal guarantee and pledge of common stock owned by the Company's president.

     In February 1999, the holder of the Series B Preferred Stock loaned SCAC $332,500 under a promissory note. The Company paid interest on this note of $20,457 during the year ended December 31, 1999. The same shareholder, and two of the Company's officers, have guaranteed $1,000,000 in bank debt. The company received a favorable interest rate because of the shareholders' guarantee. The shareholder was compensated by the reduction of the exercise price of common stock warrants held by this shareholder from $2.00 per share to $0.40 per share.

     From time to time, the Company borrows funds from certain of its officers. No interest was incurred on these loans.

14.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Arizona, Texas and Louisiana. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999, the Company had no uninsured bank balances.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily notes receivable and trade accounts receivable. The trade accounts receivable are due primarily from franchisees in numerous geographical locations in the United States. The Company has not historically experienced material losses due to uncollectible trade accounts receivable.

     The Company's notes receivable are generally due from franchisees and are guaranteed by the franchisee and collateralized by leasehold improvements and rights under the franchise agreement. The Company has experienced credit losses under notes receivable and has generally foreclosed on the related stores and attempted to re-franchise those locations. The notes receivable balance at December 31, 1999 is comprised of numerous debtors. However, one creditor represents approximately 32%, another 21%, and two others 11% each of the total balance at December 31, 1999. Therefore, 75% of the notes receivable balance at December 31, 1999 are concentrated with four debtors. No other single note or debtor comprises greater than 10% of the total balance at December 31, 1999.

15.  STOCK BASED COMPENSATION

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                1999
                                                              ---------
         Net Loss - as reported                               $(150,035)
         Net Loss - pro forma                                 $(213,581)
         Loss per share - as reported                         $   (0.16)
           Loss per share - pro forma                         $   (0.17)

     There were no stock options granted or outstanding in the year ended December 31, 1998. Under the provisions of SFAS No. 123, there were no fully vested options and 85,556 proportionately vested options for the year ended December 31, 1999 used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                                              1999
                                                              ----
                 Dividend yield                                None
                 Volatility                                   3.196
                 Risk free interest rate                      6.00%
                 Expected asset life                        5 years

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1999, the total number of shares of common stock that may be granted is 2,000,000. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire ten years from date of grant.

     During the year ended December 31, 1999, the Company granted 1,240,000 options to certain key employees. These options all vest over three years. Of these options, 600,000 and 640,000 were granted at an exercise price of $1.00 and $0.50 per share respectively, the fair market value of the underlying shares on the date of grant. The options expire ten years from date of grant. The summary of activity for the Company's stock options is presented below:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                           1999          Price
                                                           ----          -----
     Options outstanding at beginning of year                     0
     Granted                                              1,240,000     $ 0.74
     Exercised                                                    0
     Terminated/Expired                                           0
     Options outstanding at end of year                   1,240,000     $ 0.74
     Options exercisable at end of year                           0
     Options available for grant at end of year             760,000

     Price per share of options outstanding           $0.06 - $0.42

     Weighted average remaining contractual lives         9.8 years

     Weighted Average fair value of options granted
     during the year                                          $0.53

     In conjunction with the issuance of the Series B Preferred Stock, the Company granted 1,000,000 warrants to purchase the Company's common. Those warrants were repriced $0.40 per share in December 1999 as consideration to the shareholder for that shareholder's personal guarantee on bank debt. There was no expense recognized in either the original grant or the repricing. The exercise price of the warrants exceeded the trading value of the Company's common stock at the time of issuance and repricing.

16.  EMPLOYEE BENEFIT PLAN

     Selman maintains a 401(k) savings plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of six months of service. Selman matches 25% of the first 6% of the employee's salary contributed to the plan. Selman made matching contributions to the plan of $2,882 for the year ended December 31, 1999.

                                   * * * * * *