Form 10QSB
period 2000-03-31
SPORTS GROUP INTERNATIONAL INC
filed 2000-05-22
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number 000-30444


                        SPORTS GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                                59-3474394
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                         7730 E. Greenway Rd., Suite 203
                            Scottsdale, Arizona 85260
                    (Address of principal executive offices)

                                 (480) 443-0200
              (Registrant's telephone number, including area code)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, as of May 12, 2000 was 8,951,735 shares.

                        SPORTS GROUP INTERNATIONAL, INC.

                          Quarter Ended March 31, 2000

                                   FORM 10-QSB

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART  I - FINANCIAL INFORMATION                                           2

ITEM 1.   FINANCIAL STATEMENTS                                            3-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7-10


PART II - OTHER INFORMATION                                               11

ITEM 1.   LEGAL PROCEEDINGS                                               11-15

ITEM 2.   CHANGES IN SECURITIES                                           15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15

ITEM 5.   OTHER INFORMATION                                               15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                16-20

SIGNATURES                                                                21

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and statement of cash flows for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and related notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-KSB.

                        SPORTS GROUP INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2000 (UNAUDITED)


ASSETS

CURRENT ASSETS
   Cash                                                            $    163,249
   Trade and other accounts receivable, net of allowance                476,998
   Inventories                                                          114,613
   Prepaid expenses and other assets                                     92,716
   Deferred income taxes                                                201,990
   Notes receivable - current portion, net of allowance                 197,798
                                                                   ------------
      Total current assets                                            1,247,364

PROPERTY AND EQUIPMENT, net                                           2,814,284

LEASE DEPOSITS                                                          155,811

NOTES RECEIVABLE - less current portion                               1,185,101

GOODWILL, net of accumulated amortization                             5,463,387

DEFERRED INCOME TAXES                                                   289,970

                                                                   ------------
TOTAL ASSETS                                                       $ 11,155,917
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                $    945,245
   Accrued liabilities                                                1,047,561
   Notes payable - current portion                                      798,669
   Acquisition notes payable                                          1,292,552
   Confirmed bankruptcy liabilities - current portion                   512,008
                                                                   ------------
      Total current liabilities                                       4,596,035

NOTES PAYABLE - long-term portion                                       540,522
ACQUISITION NOTES PAYABLE - long-term portion                           192,814
CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    846,986
DEPOSITS HELD UNDER CONTRACT                                            140,000
DEFERRED FRANCHISE FEE INCOME                                           238,400
                                                                   ------------
      Total liabilities                                               6,554,757
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value, 575,000
    shares designated, 575,000 issued                                 5,750,000
  Series B preferred stock, $10.00 par value, 650,000
    shares designated, 650,000 issued                                 6,500,000
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 8,951,735 issued and outstanding                          8,227
  Paid in capital                                                     4,338,604
  Accumulated deficit                                               (11,995,671)
                                                                   ------------
     Total stockholders' equity                                       4,601,160
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,155,917
                                                                   ============

                        SPORTS GROUP INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED MARCH 31, (UNAUDITED)


                                                    2000               1999
                                                 -----------       -----------
REVENUES:
  Net product and store sales                    $ 2,156,491       $   125,759
  Franchise fees                                      67,500            38,245
  Royalties                                          429,733           159,222
  Rental income                                       61,800           104,400
                                                 -----------       -----------
      Total revenues                               2,715,524           427,626
                                                 -----------       -----------
EXPENSES:
  Cost of product sales                              760,794            84,548
  Personnel expenses                                 799,455            96,997
  Rent                                               434,710           134,260
  Depreciation and amortization                       82,655             2,591
  General and administrative expenses                864,872            95,634
                                                 -----------       -----------
      Total expenses                               2,942,486           414,030
                                                 -----------       -----------

OPERATING (LOSS) INCOME                             (226,962)           13,596
                                                 -----------       -----------
OTHER (INCOME) AND EXPENSES
  Interest expense                                    66,887            32,468
  Interest income                                     (1,447)           (3,933)
                                                 -----------       -----------

      Total other expense                             65,440            28,535
                                                 -----------       -----------

INCOME BEFORE INCOME TAXES                          (292,402)          (14,939)

INCOME TAX (BENEFIT) PROVISION                      (110,989)           (5,479)
                                                 -----------       -----------

NET (LOSS) INCOME                                $  (181,413)      $    (9,460)
                                                 ===========       ===========
NET (LOSS) PER SHARE:
  Basic                                          $     (0.06)      $         *
                                                 ===========       ===========
  Diluted                                        $     (0.06)      $         *
                                                 ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            8,476,905         2,764,444
                                                 ===========       ===========
  Diluted                                          8,476,905         2,764,444
                                                 ===========       ===========

* less than $(0.01) per share

                        SPORTS GROUP INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                    THREE MONTHS ENDED MARCH 31, (UNAUDITED)


                                                                      2000            1999
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                                      $(181,413)      $  (9,460)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                     82,666           2,591
    Deferred income taxes                                           (110,989)         (5,478)
    Changes in assets and liabilities:
      Trade and other accounts receivable                           (168,620)         12,618
      Inventories                                                      4,295           7,454
      Refundable lease deposits                                       (2,500)         (7,734)
      Prepaids and other current assets                              (50,335)            157
      Other assets                                                       (12)         12,133
      Accounts payable                                                (7,210)        147,374
      Accrued liabilities                                             (6,513)        (28,812)
      Deferred franchise fee income                                   23,928          (3,244)
                                                                   ---------       ---------
          Net cash provided by (used in) operating activities       (416,703)        127,599
                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (68,120)        (42,042)
  Collections on notes receivable                                     72,415          41,564
  Proceeds from sale of property and equipment                       350,000              --
                                                                   ---------       ---------
          Net cash (used in) investing activities                    354,295            (478)
                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payable                               --         332,500
  Repayments on line of credit                                      (199,555)             --
  Principal repayments on notes payable                             (150,602)       (105,679)
  Payments on confirmed bankruptcy liabilities                       (68,450)       (152,089)
                                                                   ---------       ---------
          Net cash provided by (used in) financing activities       (418,607)         74,732
                                                                   ---------       ---------

INCREASE (DECREASE) IN CASH                                         (481,015)        201,853

CASH, BEGINNING OF PERIOD                                            644,264          19,467
                                                                   ---------       ---------
CASH, END OF PERIOD                                                $ 163,249       $ 221,320
                                                                   =========       =========

                        SPORTS GROUP INTERNATIONAL, INC.

                FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)


                                                           2000           1999
                                                         --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $ 66,887      $ 32,468
                                                         ========      ========

  Income taxes paid                                      $     --      $     --
                                                         ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock issued as preferred stock dividends       $289,726
                                                         ========

  Sale of property & equipment under notes receivable    $610,000      $ 65,000
                                                         ========      ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     Certain of the information discussed in this quarterly report, and in particular in this section entitled "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. The words "believes," "may," "likely," "expects," "anticipates," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, including sales of franchises and corporate owned locations, income or loss, plans for future operations, and financing needs or plans. Statements in the Company's Annual Report on Form 10-KSB, including the Notes to the Company's Consolidated Financial Statements and "Management Discussion and Analysis or Plan of Operation", describe factors, among others, that could contribute to such differences. Such factors include, without limitation, the effect of national and regional economic and market conditions in the U.S. where the Company franchises and operates store locations, costs of labor and employee benefits, costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the Company's stores, intensity of competition for locations and franchisees as well as customers, perception of food safety, spending patterns and demographic trends, legal claims and litigation, the availability of financing for the Company and its franchisees at reasonable interest rates, and legislation and governmental regulations affecting the Company's business. Many of these factors are beyond the Company's control.

OVERVIEW

     Sports Group International, Inc., (the "Company") operates and franchises, under the Frullati Cafe and Bakery and the Surf City Squeeze brand names, juice bars and health food cafes that serve blended fruit drinks and healthy foods and snacks in shopping malls, airports, hospitals and health clubs throughout the United States and Canada. As of March 31, 2000, the Company, through its subsidiaries, has approximately 209 total locations, of which 190 are either franchised or licensed by third parties and 19 are directly owned and operated by the Company or its subsidiaries. The Company's corporate stores operate under the Frullati Cafe and Bakery brand name. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

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

RESULTS OF OPERATIONS

     There were no significant operations in Sports Group International, Inc. prior to its merger with Surf City Squeeze Acquisition Corp. II ("SCAC") on March 15, 1999. The Sports Group International, Inc. and SCAC transaction was accounted for as a recapitalization of SCAC, with SCAC as the acquirer. Thus, the results of operations and statement of cash flow for the three months ended March 31, 1999 are those of SCAC only.

     Total operating revenues for the three months ended March 31, 2000, increased by $2,287,898 to $2,715,524 from $427,626 during the same period in 1999. The increase in operating revenues resulted from the Company's acquisition of Selman Systems, Inc. ("Selman") on May 21, 1999 and Fru-Cor, Inc. ("Fru-Cor") on July 7, 1999, compared to the operating revenues for the three months ending March 31, 1999 being those of SCAC only.

     Cost of product sales increased to approximately 28% of operating revenue for the three months ended March 31, 2000, compared to 20% of operating revenue during the same three-month period of 1999. This increase was primarily the result of the increase of net product and store sales during the first three months of 2000 resulting from the acquisition of the corporate owned stores of Selman and Fru-Cor.

     Personnel costs increased by $702,458 to $ 799,455 for the three months ended March 31, 2000, compared to $ 96,997 for the same period of 1999. This increase in personnel costs was primarily attributable to the additional personnel costs associated with the corporate stores owned by a subsidiary of Selman and Fru-Cor.

     Rent expense increased by $300,450 to $434,710 for the three months ended March 31, 2000, compared to $ 134,260 for the same period of 1999. This increase was primarily the result of additional rent expense associated with the corporate stores owned by a subsidiary of Selman and Fru-Cor.

     Depreciation and amortization expense increased $80,064 to $82,655 for the three months ended March 31, 2000, compared to $ 2,591 for the same period of 1999. This increase in depreciation and amortization expenses was primarily attributable to the depreciation of the corporate stores owned by a subsidiary of Selman and Fru-Cor, and the amortization of goodwill attributable to the purchase of Selman and Fru-Cor.

     General and administrative expenses increased to approximately 32% of total operating revenues for the three months ended March 31, 2000 compared to 22% of operating revenues during the three months ended March 31, 1999. This increase was primarily attributable to an increase in professional fees during the three months ended March 31, 2000 due to the Company's legal proceedings discussed in more detail below.

     Total other expenses increased by 36,905 to $ 65,440 for the three months ended March 31, 2000, compared to $ 28,535 for the same period of 1999. This increase is primarily due to an increase in interest expense to 66,887 during the three months ended March 31, 2000 from 32,468 during the same period of 1999. This increase in interest expense is due to the additional borrowings of $322,500 from the holder of the Company's Series B Preferred Stock in February 1999 and the $1,200,000 indebtedness the Company incurred to purchase Fru-Cor.

     The Company's consolidated operating loss increased to $ 226,962 for the three months ended March 31, 2000, from operating income of $ 13,596 for the three months ended March 31, 1999. The operating loss for the three-month ended March 31, 2000 was a result of an increase in professional fees for the three months ended March 31, 2000 due to the Company's legal proceedings as discussed in more detail below.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution. The Company has drawn the full amount of the $1,000,000 credit facility to satisfy current obligations. The Company is currently evaluating offers to sell certain company-owned stores to raise additional cash for operating and financing purposes.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build and open those prospective stores.

     Net cash used by operating activities was approximately $416,703 for the first three months of 2000, compared to net cash provided by operating activities of $127,599 for the corresponding period of 1999. The primary reason for this increase was an increase in accounts receivable and prepaid assets due to the consolidation of the Company's corporate offices. The Company expects that this increase will reverse by the end of 2000.

     Net cash provided by investing activities was approximately $354,295 for the first three months of 2000 compared to net cash used in financing activities of $ 478 during the comparable period of 1999. The primarily reason for this increase was the sale of corporate stores in the first three months of 2000.

     Net cash used in financing activities for the first three months of 2000 was approximately $418,607 compared to net cash provided by financing activities of $74,732 during the same period of 1999. The significant reason for this increase was a net reduction in borrowings in the first quarter of 2000 compared to a net increase in borrowings in the first quarter of 1999.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility discussed above. Additionally, the Company has recently completed the renegotiation of the $1,200,000 Fru-Cor acquisition note to provide for repayment of the note over the remainder of 2000. The Company also has sold four additional corporate stores since March 31, 2000 to provide cash for debt-service and general corporate purposes. Nevertheless, the Company is seeking additional debt or equity financing from various sources, including investment banks and private investors, to fund future expansion and for potential future acquisitions.

     The Company has never paid cash dividends on our common stock and does not anticipate a change in this policy in the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       Factors that may affect the Company's future results are described in detail at pages 21-22 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. SEE PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following litigation has all been disclosed in the Company's Form 10-KSB for the year ended December 31, 1999. Each of these items of litigation is again disclosed in this Form 10-QSB due to material developments occurring in each case during the quarter ended March 31, 2000.

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

FRANNET:

     On December 31, 1998, FranNet Southern California, Inc., a California corporation, and Allan S. Craven, an individual, doing business as Franchise Resource/Franchise Network (hereinafter, "FranNet") filed a complaint against Surf City Squeeze Franchise Corp. ("SCSFC") alleging that SCSFC is liable for certain debts of Surf City Squeeze, Inc. ("Surf City") that were discharged in bankruptcy. The lawsuit arises out of a contract between FranNet and Surf City for the acquisition of franchisees. Surf City believes that FranNet billed and was paid for its work. In 1997, FranNet filed a demand for arbitration for sums it claims it was due from Surf City's sale of franchises. Shortly after the arbitration hearing, Surf City filed its Chapter 11 Bankruptcy Petition. FranNet obtained an order lifting the Bankruptcy Court's stay order and the arbitrator ruled in favor of FranNet and awarded FranNet Southern California $67,159.15 and Franchise Resource $28,056.25 in commissions.

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

     FranNet sought to enforce the arbitration award against SCSFC in the Orange County Superior Court, under a statute which permits a party who has a contract with another party to sue a related party who "received all of the benefits of the underlying contract." FranNet's Motion for Summary Judgment was denied on November 30, 1999

     The FranNet matter was tried in mid-February, 2000. After FranNet presented its case, the court granted judgment in favor of SCSFC on several grounds. SCSFC is currently filing a motion with the court to recover its attorneys' fees and costs incurred in the defense of this matter.

ROYAL MARKETING INTERNATIONAL, INC.:

     Royal Marketing International, Inc., a Frullati Cafe and Bakery franchisee, has sued Frullati Franchise Systems, Inc. and Frullati, Inc. (collectively, "Frullati") for a breach of contract, breach of the implied covenant of good faith and fair dealing, tortuous interference with contract, violation of the Texas Unfair Trade & Deceptive Practices Act, fraud in the inducement, common law fraud, misrepresentation, negligent misrepresentation and rescission, in District Court for Dallas County, Texas. The franchisee seeks damages of approximately $400,000. The franchisee alleges that it purchased the right to open two franchises in the Miami, Florida area, and was responsible for the construction/build-out of the stores. The franchisee alleges that the cost of construction ran over what was estimated by Frullati and that the stores did not perform to the franchisee's expectations or the "estimate" the plaintiff alleges it received from Frullati. Subsequent to the filing of the complaint, Frullati was able to negotiate reductions in the cost of construction, bringing the final cost within the initially projected amount. The Company believes that the franchisee owes Frullati approximately $ 135,000 for the cost of construction, past due rent and royalties, and has filed a cross-complaint against Royal Marketing in the district court action for that amount. In early January, 2000, Royal Marketing, Inc., Frulatti Franchise Systems, Inc. and Frulatti, Inc. settled this lawsuit for a nominal payment and the case has been dismissed with prejudice.

ZIAD S. DALAL:

     Mr. Ziad Dalal ("Dalal") was the sole shareholder of Selman prior to the Company's purchase of Selman in May 1999. Under the Company's agreement to purchase the stock of Selman, the Company assumed: (i) a loan evidenced by a note between Selman and United Texas Bank in the original principal amount of $576,000 ("United Texas Note"); (ii) a loan between Selman and Bank One in the original principal amount of $100,000 ("Bank One Note"), (iii) a promissory note between Selman and Fru-Cor in the amount of $1,200,000, and (iv) a promissory note between Selman and Dalal in the amount of $300,000 ("Dalal Note").

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

     The Company and Selman failed to obtain Dalal's personal guarantee release on the Bank One Loan and United Texas Note within forty-five (45) days of the closing, and Dalal subsequently sued Selman and the Company in District Court for Dallas County for full payment of the Dalal Note, and for interest and related costs. The Company, by obtaining a $1,000,000 credit facility in late December 1999, paid the United Texas Note and Bank One Note in full and, on February 1, 2000, settled the Dalal suit. Under the settlement agreement, the Dalal Note was restructured to provide for 36 monthly payments, beginning February 1, 2000, each in the amount of $9,540. The Dalal suit will remain pending in Dallas County District Court subject to the Company performing as agreed under the restructured Dalal Note.

     Other than the foregoing and the items discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, there are no other pending material legal proceedings to which the Company is a party or to which the Company's property is subject. In addition, from time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of its business, primarily involving landlords and franchisees. The Company does not believe that any of the litigation arising out of its ordinary course of business will have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT NUMBER                            DESCRIPTION
        --------------                            -----------

            2.1 Order Confirming First Modified Joint Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            2.2 First Modified Joint Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors dated May 13, 1997, as amended July 22, 1997, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            2.3 Amended Disclosure Statement accompanying First Modified Joint Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors dated May 13, 1997, as amended July 22, 1997, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            2.4 Share Purchase Agreement between Sports Group International, Inc. and Surf City Acquisition Corporation II dated March 15, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            2.5 Membership Interest Purchase Agreement between Sports Group International, Inc. and Apache Peak Capital, L.LC., dated March 12, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.


            2.6 Share Purchase Agreement between Sports Group International, Inc., Ziad S. Dalal and Selman Systems, Inc. dated May 21, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            2.7 Stock Purchase Agreement between Selman Systems, Inc., Kenneth L. Musgrave, Ltd., Tony Condor and Larry Pearce dated May 21, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            3.1 Amended and Restated Articles of Incorporation of Sports Group International, Inc., incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            3.2 Bylaws of Sports Group International, Inc., incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            4.1 Promissory Note with United Texas Bank, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            4.2 Bank One Promissory Note, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            4.3 Promissory Note between SCAC and the Petersen Trust, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            4.4 Consent and Waiver of Terms of Series A Preferred Stock, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.1 Sports Group International, Inc.'s 1999 Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.2 Employment Agreement between Mr. Kevin A. Blackwell and Sports Group International, Inc. dated October 1, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.3 Employment Agreement between Mr. David A. Guarino and Sports Group International, Inc. dated October 1, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.4 Series B Preferred Stock and Warrant Purchase Agreement between Sports Group International, Inc., Robert E. Petersen and Margaret Petersen dated May 20, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.5 Warrant to purchase 1,000,000 shares of the Company's Common Stock, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.6 Master Franchise Agreement between Surf City Squeeze Franchise Corp. and 1238176 Ontario, Inc. dated July 7, 1998, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.7 Indemnification Agreement for Kathryn Blackwell, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.8 Indemnification Agreement for Kevin Blackwell, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.9 Indemnification Agreement for David Guarino, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.10 Indemnification Agreement for Robert Corliss, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.11 Indemnification Agreement for Don Plato, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            10.12 Compromise Settlement and Non-Modification Agreement between Sports Group International, Inc., Selman Systems, Inc., and Ziad S. Dalal, dated February 1, 2000, incorporated by reference to the Company's Amendment No. 1 to its Form 10-SB/A Registration Statement filed with the Securities and Exchange Commission on February 16, 2000.

            11* Computation of Per Share Earnings - Located in the March 31, 2000 Statement of Operations filed herewith on page 4.

            21 Subsidiary Information. (See Chart), incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

            27*         Financial Data Schedule.

----------
* Filed herewith.

     (b) Reports on Form 8-K

         NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPORTS GROUP INTERNATIONAL, INC.
(Registrant)


By: /s/ Kevin Blackwell                                       Date: May 18, 2000
    -----------------------------------------------------
    Kevin Blackwell
    President, CEO, and Director


By:  /s/ David Guarino                                        Date: May 18, 2000
    -----------------------------------------------------
    David Guarino
    Vice President, Chief Financial Officer, and Director
    (Principal Financial and Accounting Officer)