Form 10QSB
period 2000-06-30
SPORTS GROUP INTERNATIONAL INC
filed 2000-08-14
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number 000-30444


                        SPORTS GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                              59-3474394
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         7730 E. GREENWAY RD., SUITE 203
                            SCOTTSDALE, ARIZONA 85260
                    (Address of principal executive offices)

                                 (480) 443-0200
              (Registrant's telephone number, including area code)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of August 11, 2000 was 9,488,267 shares.

                        SPORTS GROUP INTERNATIONAL, INC.

                           Quarter Ended June 30, 2000

                                   FORM 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION                                              2

ITEM 1.  FINANCIAL STATEMENTS                                             3-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION                                            7-11

PART II - OTHER INFORMATION                                                12

ITEM 1.  LEGAL PROCEEDINGS                                              12-14

ITEM 2.  CHANGES IN SECURITIES                                             14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                  14

ITEM 5.  OTHER INFORMATION                                                 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15-19

SIGNATURES                                                                 20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000 and the Company's results of operations and statement of cash flows for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                             $    112,954
  Trade and other accounts receivable, net of allowance                 466,751
  Inventories                                                           265,557
  Prepaid expenses and other assets                                      36,387
  Deferred income taxes                                                  91,001
  Notes receivable - current portion, net of allowance                  531,560
                                                                   ------------
     Total current assets                                             1,504,210

PROPERTY AND EQUIPMENT, net                                           1,869,678

LEASE DEPOSITS                                                          159,112

NOTES RECEIVABLE - less current portion                               2,050,167

GOODWILL, net of accumulated amortization                             5,225,070

DEFERRED INCOME TAXES                                                   289,971
                                                                   ------------
TOTAL ASSETS                                                       $ 11,098,208
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $    864,434
  Accrued liabilities                                                   920,158
  Notes payable - current portion                                     1,197,854
  Acquisition notes payable                                             672,158
  Confirmed bankruptcy liabilities - current portion                    357,525
                                                                   ------------
     Total current liabilities                                        4,012,129

NOTES PAYABLE - long-term portion                                       610,508

ACQUISITION NOTES PAYABLE - long-term portion                           192,814

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    957,092

DEPOSITS HELD UNDER CONTRACT                                            160,000

DEFERRED FRANCHISE FEE INCOME                                            80,000
                                                                   ------------
     Total liabilities                                                6,012,543
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value,
    575,000 shares designated, 575,000 issued                         5,750,000
  Series B preferred stock, $10.00 par value,
    650,000 shares designated, 650,000 issued                         6,500,000
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 9,488,267 issued and outstanding                          9,448
  Paid in capital                                                     4,627,069
  Accumulated deficit                                               (11,800,852)
                                                                   ------------
     Total stockholders' equity                                       5,085,665
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,098,208
                                                                   ============

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
SIX AND THREE MONTHS ENDED JUNE 30, (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Six Months                     Three Months
                                              ----------------------------    ----------------------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
REVENUES:
  Net product and store sales                 $  4,261,081    $  1,801,952    $  2,104,590    $  1,676,193
  Franchise fees                                   597,143         122,632         529,643          84,387
  Royalties                                        866,981         341,072         437,248         181,850
  Rental income                                    123,600         257,106          61,800         152,706
                                              ------------    ------------    ------------    ------------
     Total revenues                              5,848,805       2,522,762       3,133,281       2,095,136
                                              ------------    ------------    ------------    ------------
EXPENSES:
  Cost of product sales                          1,535,286         781,565         774,492         697,017
  Personnel expenses                             1,829,001         583,610       1,029,546         486,613
  Rent                                             866,667         520,688         431,957         386,428
  Depreciation and amortization                    283,683          71,671         201,028          69,080
  General and administrative expenses            1,264,406         449,909         399,534         354,275
                                              ------------    ------------    ------------    ------------
      Total expenses                             5,779,043       2,407,443       2,836,557       1,993,413
                                              ------------    ------------    ------------    ------------

OPERATING (LOSS) INCOME                             69,762         115,319         296,724         101,723
                                              ------------    ------------    ------------    ------------
OTHER (INCOME) AND EXPENSES
  Gain on sales of assets                         (325,000)             --        (325,000)             --
  Interest expense                                 147,975          77,143          81,088          44,675
  Interest income                                  (56,333)         (8,122)        (54,886)         (4,189)
                                              ------------    ------------    ------------    ------------

  Total other expense (income)                    (233,358)         69,021        (298,798)         40,486
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         303,120          46,298         595,522          61,237

INCOME TAX (BENEFIT) PROVISION                          --              --         110,989           5,479
                                              ------------    ------------    ------------    ------------

NET (LOSS) INCOME                             $    303,120    $     46,298    $    484,533    $     55,758
                                              ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE:
  Basic                                       $       0.03    $       0.01    $       0.05    $       0.01
                                              ============    ============    ============    ============
  Diluted                                     $       0.01    $       0.01    $       0.01    $       0.01
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          8,801,389       4,617,403       9,128,614       6,450,000
                                              ============    ============    ============    ============
  Diluted                                       22,968,056       6,322,744      23,547,677       9,770,622
                                              ============    ============    ============    ============

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE  30, (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    2000           1999
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                                    $   303,120    $    46,298
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                      283,683         71,671
  Gain on Sale of Assets                                            (325,000)            --
  Changes in assets and liabilities:
    Trade and other accounts receivable                             (158,373)      (110,892)
    Inventories                                                     (146,649)       (13,024)
    Prepaids and other current assets                                  5,994         83,447
    Accounts payable                                                 (88,021)       179,653
    Accrued liabilities                                             (133,916)      (105,498)
    Deferred franchise fee income                                   (216,220)       (28,288)
                                                                 -----------    -----------
          Net cash provided by (used in) operating activities       (475,382)       123,367
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (470,309)        (8,825)
  Collections on notes receivable                                     93,586         81,351
  Proceeds from sale of property and equipment                     1,275,000             --
                                                                 -----------    -----------
          Net cash provided by (used in)  investing activities       898,277         72,526
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payable                           70,000        332,500
  Principal repayments on notes payable                             (911,378)      (147,487)
  Payments on confirmed bankruptcy liabilities                      (112,827)      (293,307)
                                                                 -----------    -----------
          Net cash provided by (used in) financing activities       (954,205)      (108,294)
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH                                         (531,310)        87,599

CASH, BEGINNING OF PERIOD                                            644,264         19,467
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $   112,954    $   107,066
                                                                 ===========    ===========

SPORTS GROUP INTERNATIONAL, INC.

FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)
--------------------------------------------------------------------------------

                                                            2000         1999
                                                         ----------   ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $   94,874   $   53,748
                                                         ==========   ==========

  Income taxes paid                                      $       --   $       --
                                                         ==========   ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  Common stock issued as preferred stock dividends       $  579,452
                                                         ==========   ==========

  Sale of property & equipment under notes receivable    $1,830,000   $   65,000
                                                         ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

     Sports Group International, Inc. (the "Company") operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names, juice bars and health food cafes that serve blended fruit drinks, sandwiches, salads, soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings and health clubs throughout the United States and Canada. As of June 30, 2000, the Company, through its subsidiaries, has approximately 203 total locations, of which 188 are either franchised or licensed by third parties and 15 are directly owned and operated by the Company or its subsidiaries. The Company's corporate stores operate under the Frullati Cafe and Bakery, Rollerz, and Tahi Mana brand names. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

     The Company derives its revenues primarily from franchise and license fees, sales from its company-owned stores, and sales of nutritional and health food products to its franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail food concepts in the United States and select international markets that include Canada, the Middle East, Australia, and certain Pacific Rim countries. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. Currently, the majority of the company-owned stores are located in the Dallas-Ft. Worth and Phoenix, Arizona metropolitan areas. The Company has not yet identified other areas where it may wish to operate company-owned stores.

RESULTS OF OPERATIONS

     There were no significant operations in Sports Group International, Inc. prior to its merger with Surf City Squeeze Acquisition Corp. II ("SCAC") on March 15, 1999. The Sports Group International, Inc. and SCAC transaction was accounted for as a recapitalization of SCAC, with SCAC as the acquirer. The results of operations and statement of cash flow for the three months and six months ended June 30, 1999 are those of SCAC for the entire period and Selman Systems, Inc. from May 21, 1999 until June 30, 1999.

     Total operating revenues for the six months ended June 30, 2000, increased by $3,326,043 to $5,848,805 from $2,522,762 during the same period in 1999. For the three months ending June 30, 2000, total operating revenues increased by $1,038,145 to $3,133,281 from $2,095,136 during the same period in 1999. The increase in operating revenues resulted from the Company's acquisition of Selman Systems, Inc. ("Selman") on May 21, 1999 and Fru-Cor, Inc. ("Fru-Cor") on July 7, 1999, compared to the operating revenues for the three months and six months ending June 30, 1999 being primarily those of SCAC, with only approximately five weeks of revenues from Selman in the three month period ending June 30, 1999.

     Cost of product sales decreased to approximately 26 % of operating revenue for the six months ended June 30, 2000, compared to 31 % of operating revenue during the same six month period of 1999. For the three months ended June 30, 2000, cost of product sales decreased to approximately 25 % of operating revenue for the three months ended June 30, 2000, compared to 33 % of operating revenue during the same three month period of 1999. These decreases were primarily the result of the Company negotiating improved pricing for its products with its suppliers due to a combination of the following: (i) the Company hiring a full-time purchasing director in July, 1999; and (ii) the Company's total number of outlets nearly doubling due to the acquisition of Selman and Fru-Cor.

     Personnel costs increased by $1,245,391 to $1,829,001 for the six months ended June 30, 2000, compared to $583,610 for the same period of 1999. For the three months ended June 30, 2000, personnel costs increased by $542,933 to $1,029,546, compared to $486,613 for the same period of 1999. This increase in personnel costs was primarily attributable to the additional personnel costs associated with the company-owned stores owned by a subsidiary of Selman and Fru-Cor.

     Rent expense increased by $345,979 to $866,667 for the six months ended June 30, 2000, compared to $520,688 for the same period of 1999. For the three months ended June 30, 2000, rent expense increased by $45,529 to $431,957, compared to $386,428 during the same three month period of 1999. This increase was primarily the result of additional rent expense associated with the company-owned stores owned by a subsidiary of Selman and Fru-Cor.

     Depreciation and amortization expense increased $212,012 to $283,683 for the six months ended June 30, 2000, compared to $71,671 for the same period of 1999. For the three months ended June 30, 2000, depreciation and amortization increased by $131,948 to $201,028, compared to $69,080 during the same period of 1999. This increase in depreciation and amortization expenses was primarily attributable to the depreciation of the company-owned stores owned by a subsidiary of Selman and Fru-Cor and the amortization of goodwill attributable to the purchase of Selman and Fru-Cor.

     General and administrative expenses increased to approximately 22 % of total operating revenues for the six months ended June 30, 2000, compared to 18% of operating revenues during the six months ended June 30, 1999. For the three month period ending June 30, 2000, general and administrative expenses decreased to 13 % of operating revenue compared to 17 % during the same period of 1999. The increase during the six months ended June 30, 2000 was primarily attributable to an increase in professional fees during the first three months of 2000 due to the Company's legal proceedings discussed in more detail below and in the Company's 1999 Form 10-KSB. The decrease in general and administrative expenses as a percentage of total operating revenues during the three months ended June 30, 2000 was primarily due to a reduction in professional fees due to the settlement and/or completion of all material litigation involving the Company during the three month period ended June 30, 2000.

     Total other income increased by $302,379 to $233,358 for the six months ended June 30, 2000, compared to a loss of $69,021 for the same period of 1999. For the three months ended June 30, 2000, total other income increased by $339,284 to $298,798, compared to a loss of $40,486 during the same period of 1999. These increases are due to a one-time gain on the sale of certain company-owned stores of $325,000 realized during the three months ended June 30, 2000. This one-time gain was partially offset by an increase in interest expense due to the additional borrowings of $322,500 from the holder of the Company's Series B Preferred Stock in February 1999, the $1,200,000 indebtedness the Company incurred to purchase Fru-Cor on July 7, 1999, and the $1,000,000 credit facility obtained in December, 1999 and discussed in more detail below.

     The Company's consolidated operating income increased by $256,822 to $303,120 for the six months ended June 30, 2000, from operating income of $46,298 for the six months ended June 30, 1999. For the three months ended June

30, 2000, the Company's consolidated operating income increased by $428,775 to $484,533, compared to operating income of $55,758 during the same three month period of 1999. This increase in the Company's consolidated operating income for the six and three months ended June 30, 2000 was primarily the result of a $325,000 one-time gain realized from the sale of certain of the Company's corporate stores and improved sales at the Company's franchised and company-owned stores during the three month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution. The Company has drawn a significant portion of the $1,000,000 credit facility to satisfy current obligations. The Company continues evaluating offers to sell its remaining company-owned stores in the Dallas, Texas area to raise additional cash for operating and financing purposes.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build and open those prospective stores.

     Net cash used by operating activities was approximately $475,382 for the first six months of 2000, compared to net cash provided by operating activities of $123,367 for the corresponding period of 1999. The primary reason for this change was an increase in inventories and accounts payable due to the Company opening its first two Tahi Mana stores, the construction of its first corporate Frullati Cafe & Bakery store in California, and the purchase of the Rollerz concept, including the first company-owned Rollerz store, during the first six months of 2000; a decrease in deferred franchise fee income during the first half of 2000 as the Company completed its obligations to certain newly franchised locations; and a $325,000 one-time gain realized on the sale of six company-owned Frullati Cafe & Bakery stores during the three months ended June 30, 2000. In certain instances when the Company sells corporate locations, a portion of the purchase price is deferred and contingent on the purchaser obtaining a renewal or extension of the commercial real estate lease for the Frullati Cafe & Bakery location purchased. The uses of cash detailed above were partially offset by an increase in net income and depreciation and amortization during the first six months of 2000 compared to the first six months of 1999.

     Net cash provided by investing activities was approximately $898,277 for the first six months of 2000 compared to net cash provided by financing activities of $72,526 during the comparable period of 1999. The primary reason for this increase was the receipt of $1,275,000 from the sale of company-owned Frullati Cafe & Bakery stores in the first six months of 2000. These proceeds were partially offset by an increase of approximately $460,000 in purchases of property and equipment arising from the purchase and/or development of four additional company-owned stores during the first six months of 2000, including the first two Tahi Mana locations, the first Rollerz location, and the Company's first Frullati Cafe & Bakery location in the state of California.

     Net cash used in financing activities for the first six months of 2000 was approximately $954,205 compared to net cash used in financing activities of $108,294 during the same period of 1999. The significant reasons for this increase were an increase in the repayment of the Company's outstanding debt, including confirmed bankruptcy liabilities of approximately $583,000 during the first six months of 2000 compared to the same period of 1999 and a net reduction in borrowings in the first half of 2000 compared to a net increase in borrowings in the first half of 1999.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility discussed above. Additionally, the Company renegotiated the $1,200,000 Fru-Cor acquisition note in May, 2000 to provide for the repayment of the note over the remainder of 2000. As of July 31, 2000, the principal balance of the Fru-Cor acquisition note has been reduced to $500,000. The Company also has sold three additional company-owned Frullati Cafe & Bakery stores in the Dallas, Texas area since June 30, 2000 to provide additional cash for debt-service and general corporate purposes. Nevertheless, the Company is seeking additional debt or equity financing from various sources, including investment banks and private investors, to fund future expansion and for potential future acquisitions.

     The Company has never paid cash dividends on its common stock and does not anticipate a change in this policy in the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Factors that may affect the Company's future results are described in detail at pages 21-22 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. SEE PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following litigation has all been disclosed in the Company's Form 10-KSB for the year ended December 31, 1999. Each of these items of litigation is again disclosed in this Form 10-QSB due to material developments occurring in each case during the three months ended June 30, 2000.

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

     On July 29, 1999, the Company filed a Complaint for Declaratory Relief against SGI in the Superior Court of the State of California, in the County of San Diego, case no. GIC 733034. The Company requested entry of an order declaring that: (1) the Merger Agreement expired under its own terms and conditions on May 30, 1999, due to SGI's failure to satisfy the condition precedent to the consummation of the merger; (2) the Company properly terminated the Merger Agreement; (3) SGI has no interest in or right to shares of the Company; and (4) the Company has no liability to SGI, its creditors or shareholders. On September 14, 1999, SGI and certain individual SGI shareholders filed a cross-complaint against the Company, alleging breach of the Merger Agreement and seeking declaratory and injunctive relief. SGI also sought monetary damages in an unspecified amount.

     The court denied SGI's request for temporary injunctive relief. In late March, 2000, the matter was tried before a judge in San Diego Superior Court. On April 14, 2000, the court ruled in the Company's favor on its declaratory relief action against SGI. The court found that the Company and SGI did not merge in 1999, and that the Company was justified in rejecting the proposed merger with SGI. The court's decision establishes that the Company and SGI are separate and independent entities. The court also ruled in the Company's favor on SGI's cross complaint for breach of contract, determining that the Company did not breach the plan of merger when it rejected the proposed merger with SGI. The Company is currently attempting to recover its attorneys' fees and costs incurred in this matter from SGI and its principals.

     The SGI litigation described above has also resulted in ancillary litigation. For the most part, the claims against the Company associated with this litigation assert that the Company is obligated for certain liabilities of SGI which the Company would have assumed if the SGI merger had been consummated.

     In FISCH, SPIEGLER, GINSBURG, LADNER & ATTERIAN V. SPORTS GROUP INTERNATIONAL, INC., the plaintiff has asserted a claim for $42,000, plus pre-judgment interest, attorneys' fees and costs, alleging that the Company assumed all of SGI's liabilities pursuant to the merger agreement described above (the "Fisch Action"). The Fisch Action was voluntarily dismissed without prejudice by the plaintiff in late May, 2000. In JEFF KUDLA V. SPORTS GROUP INTERNATIONAL, INC., the plaintiff asserted that the Company is liable for $25,000, plus interest, attorneys' fees and costs relating to alleged bridge loans made to SGI in March 1999 (the "Kudla Action"). The Kudla Action was voluntarily dismissed without prejudice in early June, 2000. In MAKO CAPITAL, INC. V. SPORTS GROUP INTERNATIONAL, INC., the plaintiff alleged a breach of contract arising out of loans made by Mako Capital to SGI in the approximate amount of $250,000 (the "Mako Action"). In late-July, 2000, the Company's motion for summary judgment in the Mako Action was granted by a Judge in the San Diego County Superior Court.

     FRANNET:

     On December 31, 1998, FranNet Southern California, Inc., a California corporation, and Allan S. Craven, an individual, doing business as Franchise Resource/Franchise Network (hereinafter, "FranNet") filed a complaint against Surf City Squeeze Franchise Corp. ("SCSFC") alleging that SCSFC is liable for certain debts of Surf City Squeeze, Inc. that were discharged in bankruptcy (the "FranNet Lawsuit"). The lawsuit arises out of a contract between FranNet and Surf City for the acquisition of franchisees. Surf City believes that FranNet billed and was paid for its work. In 1997, FranNet filed a demand for arbitration for sums it claims it was due from Surf City's sale of franchises. Shortly after the arbitration hearing, Surf City filed its Chapter 11 Bankruptcy Petition. FranNet obtained an order lifting the Bankruptcy Court's stay order and the arbitrator ruled in favor of FranNet and awarded FranNet Southern California $67,159.15 and Franchise Resource $28,056.25 in commissions.

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

     FranNet sought to enforce the arbitration award against SCSFC in the Orange County Superior Court, under a statute which permits a party who has a contract with another party to sue a related party who "received all of the benefits of the underlying contract." FranNet's Motion for Summary Judgment was denied on November 30, 1999.

     The FranNet matter was tried in mid-February, 2000. After FranNet presented its case, the court granted judgment in favor of SCSFC on several grounds. SCSFC subsequently filed a motion to recover its attorneys' fees and costs incurred in the defense of this matter, and was awarded $30,000 from FranNet (the "Fee Award").

     In May, 2000, FranNet filed its notice of intention to move for a new trial. In June, 2000, the parties entered into a settlement agreement whereby the FranNet lawsuit was dismissed with prejudice, the parties mutually released one another from any further causes of action arising under the facts of the FranNet lawsuit, and SCSFC accepted a lump sum payment and other consideration in full satisfaction of the Fee Award.

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

          11*                 Computation of Per Share Earnings - Located in the
                              June  30,  2000  Statement  of  Operations   filed
                              herewith on page 4.

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


SPORTS GROUP INTERNATIONAL, INC.
      (Registrant)


By: /s/ Kevin Blackwell                                    Date: August 11, 2000
    ---------------------------------
    Kevin Blackwell
    President, CEO, and Director


By: /s/ David Guarino                                      Date: August 11, 2000
    ---------------------------------
    David Guarino
    Vice President, Chief Financial Officer, and Director
    (Principal Financial and Accounting Officer)