Form 10QSB
period 2000-09-30
SPORTS GROUP INTERNATIONAL INC
filed 2000-11-14
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___ to ____

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

                         7730 E. Greenway Rd., Suite 104
                            Scottsdale, Arizona 85260
                    (Address of principal executive offices)

                                 (480) 443-0200
              (Registrant's telephone number, including area code)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of November 10, 2000 was 10,710,050 shares.

                        SPORTS GROUP INTERNATIONAL, INC.

                        Quarter Ended September 30, 2000

                                   FORM 10-QSB

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART  I - FINANCIAL INFORMATION                                           2


ITEM 1. FINANCIAL STATEMENTS                                             3-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                                           7-11

PART II - OTHER INFORMATION                                               12

ITEM 1. LEGAL PROCEEDINGS                                                 12

ITEM 2. CHANGES IN SECURITIES                                             12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                                12

ITEM 5. OTHER INFORMATION                                                 12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                12-16

SIGNATURES                                                                17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000 and the Company's results of operations and statement of cash flows for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

SPORTS GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000 (unaudited)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                             $     42,313
  Trade and other accounts receivable, net of allowance                 507,127
  Inventories                                                           224,064
  Prepaid expenses and other assets                                      43,934
  Deferred income taxes                                                  91,001
  Notes receivable - current portion, net of allowance                  531,560
                                                                   ------------
     Total current assets                                             1,439,999

PROPERTY AND EQUIPMENT, net                                           1,017,317

LEASE DEPOSITS                                                          156,982

NOTES RECEIVABLE - less current portion                               2,505,662

GOODWILL, net of accumulated amortization                             5,158,512

DEFERRED INCOME TAXES                                                   289,971
                                                                   ------------

TOTAL ASSETS                                                       $ 10,568,443
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $    757,977
  Accrued liabilities                                                   587,703
  Line of credit                                                        258,465
  Notes payable - current portion                                       812,356
  Acquisition notes payable                                             489,057
  Confirmed bankruptcy liabilities - current portion                    575,660
                                                                   ------------
     Total current liabilities                                        3,481,218

NOTES PAYABLE - long-term portion                                       566,436

ACQUISITION NOTES PAYABLE - long-term portion                           143,331

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    691,242

DEPOSITS HELD UNDER CONTRACT                                            160,000

DEFERRED FRANCHISE FEE INCOME                                           390,000
                                                                   ------------
      Total liabilities                                               5,432,227
                                                                   ------------
STOCKHOLDERS' EQUITY:
   Series A preferred stock, $10.00 par value,
     575,000 shares designated, 575,000 issued                        5,750,000
   Series B preferred stock, $10.00 par value,
     650,000 shares designated, 650,000 issued                        6,500,000
   Common stock, $.001 par value, 100,000,000 shares
     authorized, 10,710,050 issued and outstanding                       10,710
   Paid in capital                                                    4,923,574
   Accumulated deficit                                              (12,048,068)
                                                                   ------------
      Total stockholders' equity                                      5,136,216
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 10,568,443
                                                                   ============

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
NINE AND THREE MONTHS ENDED SEPTEMBER 30, (unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months                   Three Months
                                              --------------------------    --------------------------
REVENUES:                                         2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
  Net product and store sales                 $ 5,165,502    $ 5,230,162    $   904,420    $ 3,428,210
  Franchise fees                                  843,543        392,485        246,400        269,853
  Royalties                                     1,442,988        922,753        576,007        581,681
  Rental income                                   180,300        280,800         56,700         23,694
                                              -----------    -----------    -----------    -----------
     Total revenues                             7,632,332      6,826,200      1,783,527      4,303,438
                                              -----------    -----------    -----------    -----------
EXPENSES:
  Cost of product sales                         1,799,661      2,283,985        264,375      1,502,420
  Personnel expenses                            2,493,310      1,606,168        664,309      1,022,558
  Rent                                          1,128,152      1,267,810        261,486        747,122
  Depreciation and amortization                   371,662        282,949         87,979        211,278
  General and administrative expenses           1,570,851      1,242,220        306,445        792,311
                                              -----------    -----------    -----------    -----------
      Total expenses                            7,363,636      6,683,132      1,584,593      4,275,689
                                              -----------    -----------    -----------    -----------

OPERATING (LOSS) INCOME                           268,696        143,068        198,934         27,749
                                              -----------    -----------    -----------    -----------
OTHER (INCOME) AND EXPENSES
  Gain on sales of assets                        (194,644)            --        130,356             --
  Interest expense                                207,242        129,863         59,267         52,720
  Interest income                                 (89,532)       (17,784)       (33,199)        (9,662)
                                              -----------    -----------    -----------    -----------

      Total other expense (income)                (76,934)       112,079        156,424         43,058
                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                        345,630         30,989         42,510        (15,309)

INCOME TAX (BENEFIT) PROVISION                         --         18,661             --         18,661
                                              -----------    -----------    -----------    -----------

NET (LOSS) INCOME                             $   345,630    $    12,328    $    42,510    $   (33,970)
                                              ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE:
  Basic                                       $     (0.06)   $     (0.08)   $     (0.02)   $     (0.07)
                                              ===========    ===========    ===========    ===========

  Diluted                                     $     (0.06)   $     (0.08)   $     (0.02)   $     (0.07)
                                              ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         9,160,499      5,375,240      9,875,419      6,866,202
                                              ===========    ===========    ===========    ===========

  Diluted                                       9,160,499      5,375,240      9,875,419      6,866,202
                                              ===========    ===========    ===========    ===========

SPORTS GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER  30, (unaudited)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                               2000           1999
                                                                 -----------    -----------
  Net income (loss)                                              $   345,630    $    12,328
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                      371,662        282,949
  Deferred income taxes                                                   --         96,325
  Gain on Sale of Assets                                            (194,644)            --
  Changes in assets and liabilities:
    Trade and other accounts receivable                             (198,749)       (80,075)
    Inventories                                                     (105,154)        37,738
    Prepaids and other current assets                                 (5,224)       (23,058)
    Accounts payable                                                (194,478)      (112,966)
    Accrued liabilities                                             (466,371)        (4,876)
    Deferred franchise fee income                                     95,528         29,456
                                                                 -----------    -----------
          Net cash provided by (used in) operating activities       (351,800)       237,821
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (441,056)        (8,825)
  Collections on notes receivable                                    149,372         92,797
  Proceeds from sale of property and equipment                     1,447,144     (6,500,000)
                                                                 -----------    -----------
          Net cash provided by (used in)  investing activities     1,155,460     (6,416,028)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payable                           70,000        322,500
  Principal repayments on notes payable                           (1,315,069)      (358,879)
  Payments on confirmed bankruptcy liabilities                      (160,542)      (409,945)
  Proceeds from the sale of preferred stock                               --      6,500,000
  Proceeds from the sale of common stock                                  --        211,750
                                                                 -----------    -----------
          Net cash provided by (used in) financing activities     (1,405,611)     6,265,426
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH                                         (601,951)        87,219

CASH, BEGINNING OF PERIOD                                            644,264         19,467
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $    42,313    $   106,686
                                                                 ===========    ===========

SPORTS GROUP INTERNATIONAL, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (unaudited)
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:                        2000         1999
                                                        ----------   ----------

  Interest paid                                         $  207,242   $   53,748
                                                        ==========   ==========

  Income taxes paid                                     $       --   $       --
                                                        ==========   ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued as preferred stock dividends      $  869,178
                                                        ==========

  Sale of property & equipment under notes receivable   $1,284,883   $   65,000
                                                        ==========   ==========

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

OVERVIEW

     Sports Group International, Inc. (the "Company") operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names, juice bars and health food cafes that serve blended fruit drinks, sandwiches, salads, soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings and health clubs throughout the United States and Canada. As of September 30, 2000, the Company, through its subsidiaries, has approximately 209 total locations, of which 200 are either franchised or licensed by third parties and 9 are directly owned and operated by the Company or its subsidiaries. The Company's corporate stores operate under the Frullati Cafe and Bakery, Rollerz, and Tahi Mana brand names. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

     The Company derives its revenues primarily from initial franchise and license fees, ongoing royalty payments, sales from its company-owned stores, and sales of nutritional and health food products to its franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail food concepts in the United States and select international markets that include Canada, the Middle East, Australia, and certain Pacific Rim countries. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. Currently, the majority of the company-owned stores are located in the Dallas-Ft. Worth, Texas and Phoenix, Arizona metropolitan areas. The Company has not yet identified other areas where it may wish to operate company-owned stores.

RESULTS OF OPERATIONS

     There were no significant operations in Sports Group International, Inc. prior to its merger with Surf City Squeeze Acquisition Corp. II ("SCAC") on March 15, 1999. The Sports Group International, Inc. and SCAC transaction was accounted for as a recapitalization of SCAC, with SCAC as the acquirer. The results of operations and statement of cash flow for the three months and nine months ended September 30, 1999 are those of SCAC for the entire period and Selman Systems, Inc. from May 21, 1999 until September 30, 1999.

     Total operating revenues for the nine months ended September 30, 2000 increased by $806,132 to $7,632,332 from $6,826,200 during the same period in 1999. The increase in operating revenues resulted from the Company's acquisition of Selman Systems, Inc. ("Selman") on May 21, 1999 and Fru-Cor, Inc. ("Fru-Cor") on July 7, 1999, compared to the operating revenues for the nine months ending September 30, 1999 being primarily those of SCAC, with approximately four months of revenues from Selman and three months of revenues from Fru-Cor. For the three months ending September 30, 2000, total operating revenues decreased by $2,519,911 to $1,783,527 from $4,303,438 during the same period in 1999. This decrease in operating revenues resulted from the Company selling eighteen of its corporate owned Frullati Cafe and Bakery locations during the nine months ended September 30, 2000; eight of which were sold during the three months ended September 30, 2000.

     Cost of product sales decreased to $1,799,661 for the nine months ended September 30, 2000, compared to $2,283,985 for the same period in 1999. For the three months ended September 30, 2000, cost of product sales decreased to $264,375, compared to $1,502,420 for the same period in 1999. These decreases were primarily the result of the reduction in number of the Company's corporate owned locations during 2000 as discussed in the preceding paragraph.

     Personnel costs increased by $887,142 to $2,493,310 for the nine months ended September 30, 2000, compared to $1,606,168 for the same period in 1999. This increase in personnel costs was primarily attributable to the additional personnel costs associated with the company-owned stores owned by a subsidiary of Selman and Fru-Cor for the full nine month period of 2000. For the three months ended September 30, 2000, personnel costs decreased by $358,249 to $664,309, compared to $1,022,558 for the same period of 1999. This decrease in personnel costs for the three months ended September 30, 2000 was due to the reduction in staff associated with the selling of the Company's corporate owned locations.

     Rent expense decreased by $139,658 to $1,128,152 for the nine months ended September 30, 2000, compared to $1,267,810 for the same period of 1999. For the three months ended September 30, 2000, rent expense decreased by $485,636 to $261,486, compared to $747,122 during the same three month period of 1999. These decreases in rent expense were primarily the result of the Company selling eighteen of its corporate owned locations during the first nine months of 2000.

     Depreciation and amortization expense increased $88,713 to $371,662 for the nine months ended September 30, 2000, compared to $282,949 for the same period of 1999. The increase in depreciation and amortization expenses was primarily attributable to the depreciation of the company-owned stores owned by a subsidiary of Selman and Fru-Cor and the amortization of goodwill attributable to the purchase of Selman and Fru-Cor. For the three months ended September 30, 2000, depreciation and amortization decreased by $123,299 to $87,979, compared to $211,278 during the same period of 1999. The decrease in depreciation and amortization expenses for the three months ended September 30, 2000 was due to the reduction in the Company's property and equipment balances resulting from the sale of its corporate owned locations as discussed above.

     General and administrative expenses increased by $328,361 to $1,570,851 for the nine months ended September 30, 2000, compared to $1,242,220 for the same period of 1999. The increase during the nine months ended September 30, 2000 was primarily attributable to an increase in professional fees during the first three months of 2000 due to the Company's legal proceedings discussed in more detail in the Company's 1999 Form 10-KSB. For the three month period ending September 30, 2000, general and administrative expenses decreased by $485,866 to $306,445, compared to $792,311 during the same period of 1999. The decrease in general and administrative expenses during the three months ended September 30, 2000 was primarily due to the closure of Selman's corporate headquarters in Dallas, Texas, which closed in the fourth quarter of 1999, and the associated reduction in administrative staff.

     Total other income increased by $189,013 to $76,934 for the nine months ended September 30, 2000, compared to a loss of $112,079 for the same period of 1999. For the three months ended September 30, 2000, total other income decreased by $113,366 to a loss of $156,424, compared to a loss of $43,058 during the same period of 1999. The increase in other income for the nine months ended September 30, 2000 was due to a one-time net gain on the sale of certain company-owned stores of $194,644. The decrease in other income for the three months ended September 30, 2000 was due to a $130,356 one-time net loss recognized on the sale of certain of the Company's corporate locations during such three month period.

     The Company's consolidated net income increased by $333,302 to $345,630 for the nine months ended September 30, 2000, from net income of $12,328 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, the Company's consolidated net income increased by $76,480 to $42,510, compared to operating loss of $33,970 during the same three month period of 1999. This increase in the Company's consolidated operating income for the nine ended September 30, 2000 was primarily the result of a $194,644 one-time net gain realized from the sale of eighteen of the Company's corporate stores. In addition, for the nine and three month periods, the Company's operating margins have improved due to the reduction in the number of corporate owned stores and the corresponding increase in franchise and royalty income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution. The Company has drawn a significant portion of the $1,000,000 credit facility to satisfy current obligations. The Company continues evaluating offers to sell its remaining company-owned stores to raise additional cash for operating and financing purposes.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build and open those prospective stores. The Company purchased, through a newly formed wholly owned subsidiary, Rollerz, Inc. ("Rollerz") for a note payable in the amount of $300,000. Rollerz was owned by the Company's President and CEO. Rollerz owned the Rollerz brand name and concept, recipes, and other related assets, and was operating the sole corporate Rollerz store. Since the acquisition of Rollerz, Inc, the Company has begun franchising the Rollerz concept with two franchise stores opening in the 4th quarter of 2000.

     Net cash used by operating activities was approximately $351,800 for the first nine months of 2000, compared to net cash provided by operating activities of $237,821 for the corresponding period of 1999. The primary reason for this change was a decrease in accrued liabilities of approximately $466,000 during the nine months ended September 30, 2000 and a $194,644 one-time net gain realized on the sale of eighteen company-owned Frullati Cafe & Bakery stores. In certain instances when the Company sells corporate locations, a portion of the purchase price is deferred and contingent on the purchaser obtaining a renewal or extension of the commercial real estate lease for the Frullati Cafe & Bakery location purchased. The uses of cash detailed above were partially offset by an increase in net income and depreciation and amortization during the first nine months of 2000 compared to the first nine months of 1999.

     Net cash provided by investing activities was approximately $1,155,460 for the first nine months of 2000 compared to net cash used in investing activities of $6,416,028 during the comparable period of 1999. The primary reason for this increase was the receipt of $1,447,144 from the sale of eighteen company-owned Frullati Cafe & Bakery stores in the first nine months of 2000. These proceeds were partially offset by an increase of approximately $441,056 in purchases of property and equipment arising from the purchase and/or development of additional company-owned stores during the first nine months of 2000 under the Tahi Mana brand name, and the purchase of the Rollerz concept and sole corporate store as detailed above.

     Net cash used in financing activities for the first nine months of 2000 was approximately $1,405,611 compared to net cash provided by financing activities of $6,265,426 during the same period of 1999. The significant reasons for this decrease were an increase in the repayment of the Company's outstanding debt, including principal repayments on notes payable of approximately $1,315,069 during the first nine months of 2000 compared to $358,879 in principal repayments for the same period of 1999. Additionally, the Company received $6,711,750 in proceeds from the sale of both its common and preferred stock during the first nine months of 1999, and experienced a net reduction in borrowings in the first nine months of 2000 compared to a net increase in borrowings in the first nine months of 1999.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility discussed above. Additionally, the Company renegotiated the $1,200,000 Fru-Cor acquisition note in May, 2000 to provide for the repayment of the note over the remainder of 2000. As of October 31, 2000, the principal balance of the Fru-Cor acquisition note has been reduced to $300,000. The company is currently finalizing a series of agreements with a potential master area developer for certain franchise rights. One of these agreements provides for this party to purchase $1.6 million of a newly designated series of the Company's Preferred Stock by the end of this year. As of November 10, 2000, the Company has received $500,000 under this agreement. Nevertheless, the Company is seeking additional debt or equity financing from various sources, including investment banks and private investors, to fund future expansion and for potential future acquisitions.

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

PART II - OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

NONE - The Company is currently only party to routine litigation that is incidental to its principal business of franchising and operating retail juice bars and healthy food cafes.

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

          11* Computation of Per Share Earnings - Located in the September 30, 2000 Statement of Operations filed herewith on page 4.

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


SPORTS GROUP INTERNATIONAL, INC.
(Registrant)


By: /s/ Kevin Blackwell                                  Date: November 13, 2000
    ---------------------------------
    Kevin Blackwell
    President, CEO, and Director


By: /s/ David Guarino                                    Date: November 13, 2000
    ---------------------------------
    David Guarino
    Vice President, Chief Financial
    Officer, and Director (Principal
    Financial and Accounting Officer)