Form 10KSB
period 2000-12-31
KAHALA CORP/
filed 2001-04-02
CIK 1072119

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________ TO _________________

                         Commission File Number 0-30444


                                  KAHALA CORP.
              (formerly known as Sports Group International, Inc.)
        (Exact name of small business issuer as specified in its charter)

            Florida                                      59-3474394
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

7730 E. Greenway Rd., Suite 104, Scottsdale, Arizona        85260
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenue for its most recent fiscal year: $9,338,530

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 28, 2001 was approximately $ 1,224,981 (for purposes of the foregoing calculation only, each of the registrant's officers and directors, and no other persons, is deemed to be an affiliate).

There were 12,983,296 shares of registrant's common stock outstanding as of March 28, 2001.

                      Documents incorporated by reference:
                                      None

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                                  KAHALA CORP.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I.......................................................................  1
   ITEM 1.  Description of Business..........................................  1
   ITEM 2.  Description of Property.......................................... 17
   ITEM 3.  Legal Proceedings................................................ 19
   ITEM 4.  Submission of Matters to a Vote of Security Holders.............. 19

PART II...................................................................... 21
   ITEM 5.  Market for Common Equity and Related Stockholder Matters......... 21
   ITEM 6.  Management's Discussion and Analysis or Plan of Operation........ 23
   ITEM 7.  Financial Statements and Supplementary Data...................... 32
   ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 32

PART III..................................................................... 32
   ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................ 32
   ITEM 10. Executive Compensation........................................... 34
   ITEM 11. Security Ownership of Certain Beneficial Owners and Management... 37
   ITEM 12. Certain Relationships and Related Transactions................... 38
   ITEM 13. Index to Exhibits and Reports on Form 8-K........................ 39

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

BUSINESS OVERVIEW:

     The Company was incorporated in the state of Florida in September 1997, as Secretarial Services of Orlando, Inc. and in March 1999 changed its name to Sports Group International, Inc. In January, 2001, the Company changed its name to Kahala Corp. Prior to March 1999, the Company had no significant operations. The term "Company" refers to Kahala Corp. and its subsidiaries. The Company's common stock trades over-the-counter on the Electronic Bulletin Board under the symbol "KAHA". From March, 1999 until January 31, 2001, the Company's common stock traded on the over-the-counter Electronic Bulletin Board under the symbol "SPGK." The Company has developed its business through the acquisition of the Frullati Cafe and Bakery and the Surf City Squeeze businesses, and the development of the Rollerz and Tahi Mana businesses, as described in more detail below.

     The Company operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names, juice bars and health food cafes that serve blended fruit drinks and healthy foods and snacks in shopping malls, airports, hospitals, office buildings and health clubs throughout the United States, Canada, and Saudi Arabia. As of December 31, 2000, the Company, through its subsidiaries, has approximately 212 total locations, of which 199 are either franchised or licensed by third parties and 13 are directly owned and operated by the Company or its subsidiaries. The Company's corporate stores operate under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries Tovali Products, L.L.C. and Kona Coast Provisions, Inc.

     The Company derives its revenues primarily from franchise and license fees, sales from its company-owned stores, and sales of proprietary nutritional and health food products to franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail food concepts in the United States and select international markets that include Canada, the Middle East, Australia, and certain Pacific Rim countries. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. Currently, the majority of the company-owned stores are located in the Dallas-Ft. Worth and Phoenix, Arizona metropolitan areas. The Company has not yet identified other areas where it may wish to operate company-owned stores.

BUSINESS OF ISSUER:

     The Company is an operator and franchisor of juice bars and health food cafes that serve blended fruit drinks and healthy food and snacks, and a distributor of proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees. The Company conducts its business through five operating divisions: (i) Frullati Cafe and Bakery, which commenced operations in 1985; (ii) Surf City Squeeze, which commenced operations in 1989; (iii) Rollerz, which commenced operations in 2000; (iv) Tahi Mana, which commenced operations in 2000; and (v) the product distribution business through Kona Coast Provisions, Inc. and Tovali Products, L.L.C.

     The stores operating under the Frullati Cafe and Bakery brand name are located primarily in shopping malls, airports and hospitals in the midwest, southwest, and southeastern United States. The average Frullati Cafe and Bakery store derives approximately 60% of its total revenue from blended fruit drinks and other beverage sales and approximately 40% from the sale of sandwiches, baked goods, soups, salads and other healthy food items. The stores operating under the Surf City Squeeze brand name are located in shopping malls and health clubs primarily in California, Arizona and Canada. The average Surf City store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, and nutrients and supplements that are added to the drinks. The stores operating under the Rollerz brand name are located in office buildings and shopping malls in Arizona, Texas, and California. The average Rollerz store derives approximately 75% of its total revenues from gourmet rolled sandwiches, soups, salads, baked goods, and other healthy snacks and approximately 25% from the sale of blended fruit drinks and other beverage items. The stores operating under the Tahi Mana brand name are located in health clubs and an office building in California, Arizona and Texas. The average Tahi Mana store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, nutrients and supplements that are added to the drinks or can be taken home, and healthy snacks.

BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE:

     The Company's growth has been primarily driven through acquisitions. On March 15, 1999, the Company purchased all of the outstanding common shares of Surf City Acquisition Corporation II ("SCAC") by issuing 575,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and 2,000,000 shares of its common stock par value $0.001 per share (the "Common Stock") in exchange for all SCAC's issued and outstanding common stock, warrants, and the cancellation of a Shareholder Voting Trust and Management Agreement among its shareholders. SCAC, in turn, owns all of the common shares of Surf City Squeeze, Inc. ("Surf City"). Surf City, through its wholly-owned subsidiaries, is an owner and franchisor of juice bars that sell blended fruit drinks and other nutritional products.

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

         On May 21, 1999, the Company issued, pursuant to a private placement exempt from registration under the Securities Act of 1933, 650,000 shares of its Series B Convertible Preferred Stock (the "Series B Preferred") to Robert E. Petersen and Margaret M. Petersen, as Trustees of the R.E. & M. Petersen Living Trust Dated January 17, 1983 (the "Petersen Trust"), at $10.00 per share and a warrant to purchase 1,000,000 of the Company's Common Stock at $2.00 per share (the "Petersen Transaction"). Simultaneously with the closing of the Peterson Transaction, on May 21, 1999, the Company used the proceeds of the Petersen Transaction to purchase all of the Common Stock of Selman Systems, Inc. ("Selman") for $6,500,000 in cash and the assumption of certain debt. Selman, through its wholly owned subsidiaries, owns and operates Frullati Cafe & Bakery ("Frullati"), a chain of franchised and company-owned cafes and bakeries serving blended fruit drinks, sandwiches, soups, salads and other healthy foods and snacks, at locations throughout the United States.

     On July 7, 1999, the Company, through Selman, purchased all of the outstanding common stock and warrants of Fru-Cor, Inc ("Fru-Cor"), an owner of eight Frullati Cafe & Bakery locations in Texas, Mississippi and Louisiana. The total amount Selman paid for Fru-Cor was $1,200,000, evidenced by a promissory note between Selman and the former shareholders of Fru-Cor (the "Fru-Cor Note"). The Fru-Cor Note was paid off in full during 2000.

     During the second quarter of 2000, the Company purchased, through a newly formed wholly owned subsidiary, Rollerz Franchise Systems, L.L.C., the Rollerz concept and related assets from a corporation owned and controlled by the Company's President and CEO and his wife for $300,000, comprised of $100,000 in cash and a $200,000 three year promissory note (the "Rollerz Transaction"). The Rollerz Transaction was unanimously approved by the independent directors of the Company's Board of Directors. From the Rollerz Transaction, the Company obtained sole ownership of the Rollerz brand name and concept, receipes and related intangible assets, and the assets and related operational rights to the sole Rollerz outlet open at the time located in an office building in downtown Phoenix, Arizona.

     In the fourth quarter of 2000, the Company issued, pursuant to a private placement exempt from registration under the Securities Act of 1933, 160,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") to Rilwala Group, Inc., a private investment group based in Chicago, Illinois ("Rilwala"), at $10.00 per share (the "Rilwala Transaction"). The $1,600,000 raised from the Rilwala Transaction was utilized by the Company for general corporate purposes.

     Except for Surf City's voluntary Chapter 11 bankruptcy discussed above, there have been no bankruptcy, receivership, or similar proceedings in the Company's history.

BUSINESS OF SUBSIDIARIES: FRULLATI CAFE & BAKERY, SURF CITY SQUEEZE, ROLLERZ, TAHI MANA, AND TOVALI PRODUCTS, L.L.C./KONA COAST PROVISIONS, INC.

     The following is a description of the businesses and subsidiaries that comprise the Company's five operating divisions: (i) Frullati Cafe & Bakery;
(ii) Surf City Squeeze; (iii) Rollerz; (iv) Tahi Mana; and (v) Tovali Products, L.L.C. and Kona Coast Provisions, Inc.

                              THE FRULLATI DIVISION

     The Frullati division operates through Selman Systems, Inc. ("Selman"), which the Company acquired in May 1999. Selman was formed in 1992, and operates exclusively as the holding company for its four wholly owned subsidiaries that are currently operating: Frullati Enterprises, Inc., Frullati Franchise Systems, Inc., Frullati Systems, Inc., and Fru-Cor. Selman and each of its wholly owned subsidiaries, are Texas corporations in good standing.

     The key-operating unit of the Frullati Division is the Frullati Cafe & Bakery Store. The Company both franchises Frullati Cafe & Bakery Stores and owns and operates several stores for its own account. Frullati Cafe & Bakery stores offer smoothies and other blended fruit drinks, as well as an expanded food menu, including, salads, soups, sandwiches and other health food items.

                            FRULLATI ENTERPRISES, INC

     Frullati Enterprises, Inc. was formed in 1996 to act as a holding company for certain company-owned Frullati Cafe & Bakery stores, some of which were separately incorporated and subsequently merged into Frullati Enterprises, Inc. As of December 31, 2000, Frullati Enterprises, Inc. owned and operated six Frullati Cafe & Bakery outlets, located in Texas and the southeastern United States. During the year ending December 31, 2000, Frullati Enterprises, Inc. sold twenty of its Frullati Cafe & Bakery stores for a combination of cash and promissory notes to third party franchisees who, as a condition to the sales, were required to enter into Frullati Franchise Systems, Inc.'s standard franchise agreement for the remaining term of the applicable commercial real estate lease.

     In certain limited situations when existing company-owned locations that were geographically isolated from the majority of Frullati Enterprises, Inc. corporate locations were sold to third parties, Frullati Enterprises, Inc. granted the purchaser of a company-owned store a license, rather than a franchise, to continue operating the location as a Frullati Cafe & Bakery outlet. The license charge in these situations is included in the total sales price for the property, and the term of the license is the lesser of ten years or the remaining term of the commercial real estate lease. Under a license, the licensee pays no ongoing royalty or advertising fees to Frullati Enterprises, Inc., and the support provided to the operator, by Frullati Enterprises, Inc. is likewise limited. As of December 31, 2000, Frullati Enterprises, Inc. had 10 locations operated by licensees, two of which were sold to the licensees during the current year.

                        FRULLATI FRANCHISE SYSTEMS, INC.

     Frullati Franchise Systems, Inc. ("Frullati Franchise") was formed in 1994 to act as a franchisor of Frullati Cafe & Bakery stores to third parties and to provide continuing training and support for its franchisees. As of December 31, 2000, Frullati Franchise had 55 franchisees operating 78 locations in 15 states across the United States. Except for one franchisee who owns five franchised outlets within the Dallas-Ft. Worth International Airport, no single franchisee owns more than three Frullati Cafe & Bakery locations. Frullati Cafe & Bakery franchisees typically pay an initial $30,000 franchise fee to Frullati Franchise. Franchisees also agree to pay a continuing royalty of 6% of gross revenues on a weekly basis and a weekly advertising fee of a 0.25% of gross revenue. Frullati Franchise can increase the advertising fee on 90 days notice, up to a maximum of 3% of gross revenues. Frullati Franchise occasionally pledges the weekly royalty payments from certain franchisees as security for various financial obligations of Selman and its wholly owned subsidiaries. The typical term of a franchisee agreement is the lesser of ten years or the term of the commercial real estate lease on the facility to be operated as a Frullati Cafe & Bakery location by the franchisee.

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

     When Frullati Systems acts as the tenant, it subleases the location to a franchisee or licensee, but usually remains liable to the landlord for the lease obligations. If a franchisee or licensee defaults, Frullati Systems can evict the franchisee or licensee and take possession of the site. In addition, Frullati Systems has guaranteed commercial real estate leases between landlords and its franchisees or licensees. As of December 31, 2000, Frullati Systems, or Frullati Enterprises was a tenant under 75 commercial real estate leases, which were, in turn, subleased to the franchisees or licensees and is a guarantor for its franchisees or licensees on three real estate leases. In addition, Frullati Systems, Inc or affiliated entities are liable to the landlord for the lease obligations of all company-owned stores.

                                  FRU-COR, INC.

     Fru-Cor, Inc. ("Fru-Cor") was acquired by Selman in July 1999. Fru-Cor was formed in 1998 to act as the holding company for seven Frullati Cafe & Bakery locations owned by unrelated third parties. These stores are all located in the Southeastern United States. Selman currently owns and operates one of the Fru-Cor locations as a company-owned store, and the remaining six locations were either franchised or licensed to third parties during 1999 and 2000. Fru-Cor also owns all of the outstanding shares of Texas Class, Inc., a Texas corporation, whose sole asset is a single Frullati Cafe & Bakery location in Abilene, Texas. Selman currently owns and operates the Frullati Cafe & Bakery store in Abilene, Texas. It is the intention of the Company's management to sell Fru-Cor's two remaining company owned Frullati Cafe & Bakery sites to third party franchisees.

                           SELMAN FINANCING ACTIVITIES

     In prior years, the Company used the Common Stock of Selman to finance its purchase of Selman, its purchase of Fru-Cor, and to finance certain other obligations.

     Currently, the Company has pledged 100% of Selman's Common Stock to Ziad S. Dalal, the former owner of Selman ("Dalal") to secure its promissory note, dated May 21, 1999, to Dalal, in the principal amount of $300,000 (the "Dalal Note"). The Dalal Note provides for 36 monthly payments of principal and interest of $9,540 each, beginning on February 1, 2000, and on the first of each month thereafter until the final payment on December 31, 2002. The Dalal Note is current as of December 31, 2000.

                         THE SURF CITY SQUEEZE DIVISION:

     The Company's Surf City Squeeze division offers primarily smoothies and other nutritional drinks and supplements. Surf City Squeeze stores are almost entirely operated by franchisees and offer a more limited food menu than Frullati Cafe and Bakery and Rollerz stores, but offer a greater variety of nutritional drinks and supplements.

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

                             SURF CITY SQUEEZE, INC.

     Surf City Squeeze, Inc. ("Surf City") was formed in 1989 to operate juice bars for its own account and to license the Surf City Squeeze juice bar concept to third parties. The Surf City Squeeze juice bar concept seeks to take advantage of the current interest in health food by providing the retail sale of blended fruit drinks and healthy snacks through strategically located stores in high traffic areas. Prior to 1995 and when existing company-owned locations were sold pursuant to the Plan of Reorganization, Surf City granted the purchaser of a company-owned store a license, rather than a franchise, to continue operating the location as a Surf City Squeeze juice bar. The license charge in these situations is included in the total sales price for the property, and the term of the license is the lesser of ten years or the remaining term of the commercial real estate lease. Under a license, the licensee pays no ongoing royalty or advertising fees to Surf City, and the support provided to the operator, by Surf City, is likewise limited. As of December 31, 2000, Surf City had 17 locations operated by licensees.

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

         As part of its Plan of Reorganization, Surf City either closed or sold all company-owned stores. When selling company-owned stores, as part of the selling price, Surf City, through a wholly owned subsidiary, grants the buyer a franchise to operate as a Surf City Squeeze location for a set period of time. The franchise term is usually the lesser of ten years or the remaining term of the commercial real estate lease for the Surf City Squeeze location assumed by the new franchisee. After the sale has closed, SCSFC provides support for the new franchisee, and receives monthly royalty payments based on the gross revenue of the new franchisee.

                    SURF CITY SQUEEZE FRANCHISING CORPORATION

     Surf City Franchising Corporation ("SCSFC") was formed in 1995 to franchise Surf City Squeeze stores to third parties. As of December 31, 2000, SCSFC had 56 franchisees operating 83 franchised locations in 13 states throughout the United States, Canada, and Saudi Arabia. Except for twenty locations in Canada licensed to the same franchisee, no single franchisee owns more than four Surf City Squeeze locations. Franchisees pay an initial $30,000 franchise fee upon entering into the franchise agreement with SCSFC. Franchisees also pay a continuing royalty of 6% of gross revenues on a monthly basis. SCSFC occasionally pledges the monthly royalty payments from certain franchisees as security for various Surf City and SCSFC financial obligations. The term of a

Surf City franchise agreement is the lesser of ten years or the term of the commercial real estate lease for the facility being operated as a Surf City Squeeze location by the franchisee.

     On July 7, 1998, SCSFC entered into a Master Franchise Agreement with 1238176 Ontario, Inc. (the "Master Franchisee"). The Master Franchise Agreement grants the Master Franchisee the exclusive right to set-up, create, establish and operate Master Franchisee-owned stores and to grant franchises for stores to qualified persons in the country of Canada. Under the Master Franchise Agreement, SCSFC receives a royalty 6% of monthly revenues for stores owned and operated by the Master Franchisee and a reduced royalty of 2% of monthly revenues for stores operated by third party franchisees. As of December 31, 2000, 20 stores have been opened and are operating in Canada under this Master Franchise Agreement, with only one store owned and operated by the Master Franchisee.

     On April 5, 1999, SCSFC entered into a Master Franchise Agreement with Al Mana International Est. (the "Master Franchisee"). The Master Franchise Agreement grants the Master Franchisee the exclusive right to set-up, create, establish and operate Master Franchisee-owned stores and to grant franchises for stores to qualified persons in the following middle eastern countries: (i) Qatar, (ii) United Arab Emirates, (iii) Saudi Arabia, (iv) Oman, (v) Bahrain,
(vi) Kuwait, (vii) Egypt, (viii) Lebanon, and (ix) Jordan (collectively, the "Middle East Territory"). Under the Master Franchise Agreement, SCSFC receives a royalty of 6% of monthly revenues for stores owned and operated by the Master Franchisee and for stores operated by third party subfranchisees in the Middle East Territory. As of December 31, 2000, one Surf City Squeeze store has been opened within the Middle East Territory in Saudi Arabia under this Master Franchise Agreement, with such store being owned and operated by the Master Franchisee.

     As part of its franchising business, SCSFC or Surf City commonly enter into leases directly with the landlord for the Surf City Squeeze locations intended to be franchised, and then subleases the location to the new franchisee. Consequently, SCSFC or Surf City is frequently a tenant under, and thus liable and responsible for, various real estate leases for the benefit of its franchisees. In subleasing a Surf City Squeeze location, Surf City or SCSFC may increase the rent to compensate for the lease risk they assume. As of December 31, 2000, SCSFC or Surf City were tenants under approximately 60 real estate leases, which, in turn, were sub-leased to franchisees. SCSFC or Surf City, as a sublessor, has the right to evict a defaulting franchisee from the premises and relet the site.

     SCSFC, Surf City, or other affiliates of the Company have and will likely continue to "guarantee" real estate leases between landlords and its franchisees and licensees. As of December 31, 2000, SCSFC or Surf City was guarantors for its franchisee's or licensee's obligations on 5 real estate leases. The typical commercial real estate lease for a Surf City location, whether SCSFC or Surf City is the tenant or a guarantor, is five to eight years.

     As of April 1998, SCSFC ceased to sell Surf City Squeeze franchises to new franchisees in the United States and is currently restricting its operations to supporting its existing franchisees at their respective locations. All new franchises for Surf City Squeeze locations within the United States will be sold by Malibu Smoothie, which is discussed below.

                     MALIBU SMOOTHIE FRANCHISING CORPORATION

     Malibu Smoothie Franchising Corporation ("Malibu Smoothie") was formed in 1998 to act as a franchisor for new Surf City Squeeze franchises and to simplify the preparation of the franchisor's audited financial statements included in its Uniform Franchise Offering Circular ("UFOC") during the period Surf City was operating under the Plan of Reorganization. The franchise terms, royalties, and treatment of the commercial real estate leases are substantially the same as employed by SCSFC described above, except that the royalty payments are collected from franchisees on a weekly basis. As of December 31, 2000, Malibu Smoothie had 8 franchisees operating 9 franchised locations in California, Illinois, and Michigan. No single franchisee owns more than two Surf City Squeeze locations.

                           KONA COAST PROVISIONS, INC.

     Kona Coast Provisions, Inc. is a wholly owned subsidiary of Surf City Squeeze, Inc. SEE BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - THE PRODUCT DISTRIBUTION DIVISION, below for a detailed discussion of Kona Coast Provisions, Inc.'s operations.

                       SURF CITY'S PLAN OF REORGANIZATION

     Surf City is currently operating under the Plan of Reorganization approved by the United States Bankruptcy Court and the required majority of Surf City's creditors. As part of the Plan of Reorganization, Surf City entered into numerous stipulations and settlements with various creditors, including landlords, that required either cure payments and, in certain cases, payments made to creditors over time. The terms of the general unsecured claims under the Plan of Reorganization require minimum aggregate payments of $1,225,000. Specifically, beginning with the calendar year 1998, Surf City is required to pay into an unsecured creditor distribution account, on the twentieth (20th) day of each calendar quarter and continuing for seven years thereafter, the following amounts: (i) $43,750; (ii) twenty-five percent (25%) of the first $50,000 of Net Cash Flow (defined in the Plan of Reorganization as the net consolidated cash flow of Surf City and its subsidiaries based on generally accepted accounting principles) for the preceding calendar quarter on a cumulative basis, taking into account the $43,750 payment in (i); and (iii) forty percent (40%) of the Net Cash Flow in excess of $50,000 for the preceding calendar quarter on a cumulative basis (items (ii) and (iii) are collectively referred to as the "Contingency Payments"). At this time, Surf City cannot reasonably estimate the amount of Contingency Payments that will ultimately be payable to the unsecured creditor distribution account because of uncertainties in the ability of Surf City and its subsidiaries to generate Net Cash Flow and the Company's inability to estimate the timing of any such Net Cash Flow if it does occur. As of December 31, 2000, Surf City has not made any Contingency Payments to the unsecured creditors pool.

     Under the Plan of Reorganization, beginning February 1, 1998, and continuing for seven years thereafter, the salaries of certain Surf City executives are limited to $100,000 each per calendar year, plus a percentage of Net Cash Flow. The Plan of Reorganization defines "Executive Salaries" as all cash received by executives from Surf City, Kona Coast, and SCSFC, in the form of salaries, exclusive of health, dental, life, disability, and similar benefits. The percentage of Net Cash Flow available for Executive Salaries is determined and paid on a quarterly basis, as follows: (i) seventy-five percent (75%) of the first $50,000 of the Net Cash Flow for the preceding calendar quarter; and (ii) thereafter, forty percent (40%) of the Net Cash Flow in excess of $50,000 for the preceding calendar quarter. Net Cash Flow is defined as the net consolidated cash flow of Surf City and its subsidiaries, based upon generally accepted accounting principles. The Plan of Reorganization defines "Executives" as Kevin Blackwell, President of Surf City, and David Guarino, Chief Financial Officer of Surf City, or their respective successors. The Plan of Reorganization does not restrict the payment of compensation by Kahala Corp. or any of the Company's other subsidiaries.

     Surf City is current with all payments due under the Plan of Reorganization and is in substantial compliance with the Plan of Reorganization terms, except for certain creditors of Surf City who were awarded claims under the Plan of Reorganization, but who have not yet demanded the payment of those claims. All of these amounts are reflected on Surf City's financial statements as current liabilities. It is Surf City's intention to reflect these liabilities in its financial statements until the creditor demands payment from Surf City (at which time the payment would be made) or the closing of the Plan of Reorganization, estimated for late 2004.

                              THE ROLLERZ DIVISION

     The Rollerz division operates through Rollerz Franchise Systems, L.L.C. ("Rollerz Franchise"), which the Company formed in March, 2000. Rollerz, which is a wholly owned subsidiary of the Company, does not have any of its own subsidiaries and is an Arizona limited liability company in good standing.

     During the second quarter of 2000, the Company purchased the Rollerz concept and related assets from a corporation owned and controlled by the Company's President and CEO and his wife for a note payable in the amount of $200,000 and $100,000 in cash (the "Rollerz Transaction"). The Rollerz Transaction was unanimously approved by the independent directors of the Company's Board of Directors. From the Rollerz Transaction, the Company obtained sole ownership of the Rollerz brand name and concept, receipes and related intangible assets, and the assets and related operational rights to the first Rollerz outlet located in an office building in downtown Phoenix, Arizona.

     The key-operating unit of the Rollerz Division is the Rollerz retail store. The Company both franchises Rollerz stores and owns and operates stores for its own account. A typical Rollerz store offers gourmet rolled sandwiches, soups, salads, smoothies and other blended fruit drinks. As of December 31, 2000, Rollerz Franchise had 2 franchisees operating 2 locations, one in Irvine, California and the other in Frisco, Texas. Rollerz franchisees typically pay an initial $30,000 franchise fee to Rollerz Franchise. Franchisees also agree to pay a continuing royalty of 6% of gross revenues on a weekly basis. The typical term of a franchisee agreement is the lesser of ten years or the term of the commercial real estate lease on the facility to be operated as a Rollerz location by the franchisee. Additionally, as of December 31, 2000, Rollerz owned and operated one Rollerz location for its own account in Phoenix, Arizona.

                             THE TAHI MANA DIVISION

     The Tahi Mana division operates through Tahi Mana, L.L.C. ("Tahi Mana Franchise"), which the Company formed in February, 2000. Tahi Mana, which is a wholly owned subsidiary of the Company, does not have any of its own subsidiaries and is an Arizona limited liability company in good standing.

     The key-operating unit of the Tahi Mana Division is the Tahi Mana retail store, primarily located in health clubs and other strategic high-traffic locations. Currently, the Company owns and operates all three Tahi Mana stores for its own account, and the first franchised Tahi Mana outlet will open in the first quarter of 2001. A typical Tahi Mana store offers a full service juice bar serving blended fruit drinks and other nutritional drinks and supplements, as well as a scaled downed health foods supplement store featuring a limited selection of health foods and supplements for take-home purchase. As of December 31, 2000, Tahi Mana Franchise owned and operated three locations in San Francisco, California; Scottsdale, Arizona; and Ft. Worth, Texas. Once Tahi Mana franchises are sold, Tahi Mana franchisees will pay an initial $30,000 franchise fee to Tahi Mana Franchise. Franchisees also will pay a continuing royalty of 6% of gross revenues on a weekly basis. The typical term of a franchisee agreement will be the lesser of ten years or the term of the commercial real estate lease on the facility to be operated as a Tahi Mana location by the franchisee.

                        THE PRODUCT DISTRIBUTION DIVISION

     The Company's product distribution division, which sells smoothie mixes, nutritional products, supplements, uniforms, and other printed logo items to franchisees and licensees of the Company's four retail food concepts only, is comprised of two subsidiaries: Kona Coast Provisions, Inc. and Tovali Products, L.L.C. During the year ending December 31, 2000, the combined revenues of Kona Coast Provisions, Inc. and Tovali Products, L.L.C. exceeded $890,000.

                           KONA COAST PROVISIONS, INC.

         Kona Coast Provisions, Inc. ("Kona Coast") was formed in 1994 to act as the developer, and distributor of smoothie mixes, nutritional products and supplements, uniforms, and other printed Surf City Squeeze logo items. Kona Coast is a wholly owned subsidiary of Surf City Squeeze, Inc. Kona Coast sells its proprietary nutritional products and logo items to franchisees and licensees of Surf City Squeeze juice bars only. Kona Coast outsources all of the manufacturing of its products, which are shipped directly from the manufacturer to Kona Coast's warehouse in Scottsdale, Arizona. Kona Coast receives orders for its products directly by telephone or electronically through the internet from franchisees and licensees of Surf City Squeeze stores, and ships its product directly to them on a C.O.D. basis.

                             TOVALI PRODUCTS, L.L.C.

         Tovali Products, L.L.C. ("Tovali") was formed in February, 2000 to act as a distributor of smoothie mixes, nutritional products and supplements, uniforms, and other printed logo items for all of the Company's retail food concepts except Surf City Squeeze. Tovali is a wholly owned subsidiary of the Company. Tovali currently sells its proprietary nutritional products and logo items to franchisees and licensees of Frullati Cafe & Bakery, Rollez, and Tahi Mana outlets. Like Kona Coast, Tovali outsources all of the manufacturing of its products, which are shipped directly from the manufacturer to Tovali's warehouse in Scottsdale, Arizona. Tovali receives orders for its products directly by telephone or electronically through the internet from franchisees and licensees of Frullati Cafe & Bakery, Rollerz, and Tahi Mana stores, and ships its product directly to them on a C.O.D. basis.

MARKETING; AREA REPRESENTATIVE PROGRAM:

     In franchising its stores, the Company seeks locations that are heavily trafficked which are likely to produce customers for the Company's healthy food products, for example, airports, shopping malls, health clubs, office complexes and hospitals. The Company prefers to locate its stores on corners, in kiosks or in other highly visible areas. The Company's stores are built so that its primary products are displayed with large backlit or front-lit pictures.

     The Company does not engage in any general media or print advertising for either its company-owned or its franchised or licensed stores. However, individual franchisees and licensees use a wide variety of advertising and marketing techniques, including coupons, frequent customer discounts and hand-distributed flyers to promote individual locations, including their respective catering capabilities.

     The Company is not currently advertising for new prospective franchisees for any its divisions, nor does the Company currently engage outside brokers to locate prospective franchisees. During 2000, as an alternative to these traditional marketing efforts for new franchisees, the Company began its Area Representative Program. As part of this marketing program, the Company sells certain regions of the United States to third party Area Representatives (a "Territory") for a non-refundable fee (the "Area Representative Fee"). In return, the Area Representative receives training from the Company and has the exclusive right to develop the Territory itself and to identify and qualify third party franchisees within the Territory to purchase a franchise of one of the Company's four retail food concepts from the Company. Under this arrangement, the franchise agreement and all related documents are still executed directly between the Company, as franchisor, and the third party or the Area Representative, as franchisee, and all payments due under such agreements are made directly by the third party franchisee or Area Representative to the Company. Under the Area Representative Agreement, each Area Representative is required to establish a marketing program utilizing materials and techniques approved by the Company to identify new franchisees for the Company's retail food concepts in the Territory. For each new franchise sold in the Territory, the Area Representative Agreement provides the following: (i) Area Representative and the Company shall evenly split all fees generated from the new franchisee, including, but not limited to, the initial franchise fee, the continuing royalty fee, transfer fees, and renewal fees (except that the Area

Representative shall receive 100% of the initial franchise fees collected on the first ten franchises sold in the Territory during the term of the Area Representative Agreement); (ii) Area Representative shall have certain obligations to train each new franchisee and assist the new franchisee in locating, building and opening the new franchise store; and (iii) Area Representative shall provide certain ongoing support to the new franchisees in the Territory during the term of the applicable franchise agreement. Additionally, the Area Representative must meet certain yearly development obligations under the Area Representative Agreement for the Area Representative to retain its exclusivity to develop the Territory.

     In May, 2000, the Company sold its first Area Representative Agreement covering the southern half of the state of California (the "Southern California Territory") for only its Frullati Cafe & Bakery and Surf City Squeeze retail food concepts to Greenland, Inc., an existing franchisee of two Surf City Squeeze outlets, for $300,000. As of December 31, 2000, six new franchises of the Company's Surf City Squeeze concept and two new franchises of the Company's Frullati Cafe & Bakery concept have been sold in the Southern California Territory under this Area Representative Agreement. Of these eight new franchises, none of which were open as of December 31, 2000, seven were sold to third party franchisees and one was sold to Greenland, Inc. to operate for its own account.

     In June, 2000, the Company sold its second Area Representative Agreement covering the states of Illinois, Michigan, and Wisconsin (the "Midwest Territory") for all four of its retail food concepts to Rilwala Foods, Inc. for $300,000. As of December 31, 2000, no new franchises of the Company's four retail food concepts have been sold in the Midwest Territory to either Rilwala Foods, Inc. or to third party franchisees under this Area Representative Agreement.

     In November, 2000, in an effort to identify additional Area Representatives for territories throughout the United States and foreign countries that are not already being developed by the Company pursuant to an Area Representative Agreement or similar development agreement with third parties (the "Master Territory"), the Company entered into an Exclusive Master Development Agreement with Rilwala Group, Inc., an investment group based in Chicago, Illinois and affiliated with Rilwala Foods, Inc. (the "Master Development Agreement"). As discussed in BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE above, Rilwala Group, Inc. also invested $1,600,000 in the Company during 2000. Under this Master Development Agreement, Rilwala Group, Inc. has the exclusive right to subdivide the Master Territory for sale to third party Area Representatives pursuant to the Company's standard Area Representative Agreement detailed above, subject to the Company's approval of the following: (i) the Area Representative; (ii) the size of the territory to be sold to the Area Representative; and (iii) the amount of the Area Representative Fee to be charged for the territory. Each Area Representative Agreement sold shall be between the Company, Rilwala Group, Inc., and the third party Area Representative. Additionally, the Master Development Agreement provides for the following: (i) each Area Representative Fee collected from Area Representative Agreements sold in the Master Territory shall be evenly split between the Company and Rilwala Group, Inc.; (ii) the Company shall provide all necessary training to each Area Representative purchasing an Area Representative Agreement in the Master Territory; (iii) Rilwala Group, Inc. must sell a certain number of Area Representative Agreements each year in order to retain in exclusivity under the Master Development Agreement to develop the Master Territory; and (iv) Rilwala Group, Inc. is entitled to receive warrants from the Company to purchase the Company's common stock after selling a certain number of Area Representative Agreements in the Master Territory during the term of the Master Development Agreement. Each Area Representative Agreement sold to third party Area Representatives in the Master Territory shall be the Company's standard Area Representative Agreement detailed above, containing the same terms and conditions, except that Area Representative, Rilwala Group, Inc. and the Company shall evenly split all fees generated from the new franchisees, including, but not limited to, the initial franchise fee, the continuing royalty fees, transfer fees, and renewal fees (except that the Area Representative shall receive 100% of the initial franchise fees collected on a certain number of franchises sold in the Territory during the term of the Area Representative Agreement). As of December 31, 2000, no Area Representative Agreements have been sold to third party Area Representatives pursuant to this Master Development Agreement.

COMPETITION AND THE COMPANY'S POSITION IN THE INDUSTRY:

     The business of operating and franchising juice bars serving blended drinks and healthy food cafes serving sandwiches, gourmet rolled sandwiches, soups, salads, and other healthy snacks is highly competitive and fragmented. Other operators of juice bars and healthy food cafes compete for market share on a multitude of factors, the primary ones of which include strategic retail store locations and the variety and breadth of products offered. Management believes that the Company's largest competitor whose business is centered around serving blended drinks and other healthy snacks is Jamba Juice. Jamba Juice has approximately one hundred more outlets than the Company's four concepts; however, Jamba Juice's outlets are primarily located in strip centers and street locations. Consequently, the Company believes its store locations provide access to a more diverse and concentrated traffic flow of potential customers than do Jamba Juice's strip centers and street locations. There are also numerous smaller chains of juice bars serving blended drinks and health food cafes throughout the United States that operate in both strip centers and street locations and specialty locations within airports, hospitals, office complexes and shopping malls. The Company's competitive strategy includes offering what the Company believes is a better tasting, blended fruit drink, offering healthy foods and snacks that utilize fresh ingredients, and locating its stores in high density traffic flow specialty retail locations that are convenient for the customer.

SOURCES AND AVAILABILITY OF RAW MATERIALS & PRINCIPAL SUPPLIERS:

     Kona Coast and Tovali both use multiple manufacturers and suppliers to produce their smoothie mixes, nutritional products and supplements. Neither entity has experienced difficulty finding sources for its raw ingredients. Additionally, neither Kona Coast nor Tovali are dependent upon any one manufacturer or supplier.

     The Company uses various food service distribution companies to supply fruit, meats, bakery products, other food supplies, and cleaning products to its franchisees, licensee, and company-owned stores. The Company has not experienced any difficulties finding available sources for these products. The Company also periodically solicits bid requests for its food service programs to ensure the best prices, service, and selection for its outlets.

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


     The Company has registered numerous service marks and has applied for the registration of various service marks with the United States Patent and Trademark Office. The following table summarizes the status of the Company's service marks:

    Registration
    or Serial No.        Service Mark Description                Registration Date
    -------------        ------------------------                -----------------
      1,978,232        Surf City Squeeze Design                March 12, 1996
      2,255,749        Frullati Cafe & Bakery                  June 22, 1999
      1,731,865        Frullati Name                           November 10, 1992
      1,731,867        Frullati Name & All Natural Design      November 10, 1992
      1,989,162        Frullati Cafe and Design                July 23, 1996
     75/455,272        Malibu Smoothie Name                    Pending (filed in March, 1998)
     76/194,838        Rollerz Name                            Pending (filed in January, 2001)
     76/194,839        Rollerz Design                          Pending (filed in January, 2001)
     76/194,840        Tahi Mana Design                        Pending (filed in January, 2001)

     The Company has also registered the following service marks in Canada: (i) Surf City Squeeze name; (ii) Surf City Squeeze Design; (iii) Frullati Cafe & Bakery name; (iv) Frullati Cafe & Bakery Design.

FRANCHISE AGREEMENTS:

     The Company has approximately 172 franchise agreements currently in effect providing for royalties on both a weekly and monthly basis. Of these, five franchise agreements are currently in default. The remaining franchise agreements are currently in full force and effect, and to the Company's knowledge, are not in default. Additionally, The Company has 27 license agreements in effect with third party purchasers of former company-owned Surf City Squeeze and Frullati Cafe & Bakery locations. One license agreement is currently in default. To the Company's knowledge, the remaining license agreements are currently in full force and effect.

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

     The Company's primary business is the sale of franchises. Accordingly, the Company is required to comply with state and federal laws governing the sale of franchises. The Company prepares, updates and distributes to its potential franchisees a Uniform Franchising Circular for each applicable concept, which complies with applicable state and federal law.

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

INSURANCE:

     The Company and its subsidiaries maintain general liability and workers compensation insurance at levels which management believes are adequate. Additionally, all franchised and licensed Frullati Cafe & Bakery, Surf City Squeeze, Rollez, and Tahi Mana locations where a subsidiary of the Company is either the tenant or a guarantor of the commercial real estate lease for the location, maintain individual policies of general liability coverage in accordance with the requirements of the applicable real estate lease and naming the applicable subsidiary of the Company as an additional insured.

RESEARCH & DEVELOPMENT:

     All of the Company's research and development activities are performed by Kona Coast and Tovali. These research and development activities are focused primarily on the development of new and improved nutritional products recipes and include the development of improved fructose and Nutrasweet-based smoothie mixes; vitamin fortified smoothie mixes; shelf-stable smoothie mix (liquid) available for grocery store distribution; frozen (liquid) smoothie mix for institutional use; and pre-flavored smoothie mixes sold in individual packets for home use. The Company's expenses relating to these research and development activities are insignificant.

EMPLOYEES:

     As of December 31, 2000, the Company had a total of 34 full-time employees and 75 part-time employees. Neither the Company nor any of its subsidiaries is a party to any labor contracts with their employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. Locations for all of the Company's franchised, licensed or company-owned Surf City Squeeze, Frullati Cafe & Bakery, Rollerz, and Tahi Mana stores are leased from independent third parties. The information set forth below is as of December 31, 2000.

RETAIL OPERATIONS:

     Frullati Cafe & Bakery stores are either owned and operated by independent franchisees and licensees or owned and operated directly by the Company through its subsidiaries. Franchisees pay an initial franchise fee of $30,000, plus weekly royalty and advertising fees to the Company of 6% and .25% of gross revenue, respectively. The advertising fee can be increased up to a maximum of 3%. Franchisees receive ongoing training and support from the Company. The term of a franchise is the lesser of ten years or the remaining term of the commercial real estate lease for the locations.

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

     Rollerz stores are either owned and operated by independent franchisees or owned and operated directly by the Company through its subsidiaries. Franchisees pay an initial franchise fee of $30,000, plus weekly royalty fees to the Company of 6% of gross revenue. Franchisees receive ongoing training and support from the Company. The term of a franchise is the lesser of ten years or the remaining term of the commercial real estate lease for the locations.

     Currently, all three of the Company's Tahi Mana stores are corporate-owned locations. Beginning in the first quarter of 2001, the Company plans to open its first franchised Tahi Mana outlet. Franchisees will pay the Company a one-time franchise fee of $30,000, plus a royalty fee of 6% of gross revenue on a weekly basis. Franchisees will receive ongoing training and support from the Company. The term of the franchise will be the lesser of ten years or the remaining term of the commercial real estate lease for the Tahi Mana retail outlet.

     As of December 31, 2000, approximately 81% of the Company's worldwide units were operated by franchisees, approximately 13% were operated by licensees, and approximately 6% were owned and operated by the Company. The Company is in the process of selling the remaining Frullati Cafe & Bakery stores owned by the Company through franchise agreements.

     The Company's retail outlets, described by ownership type, as of December 31, 2000, are summarized below:

                             FRANCHISED    LICENSED    COMPANY OWNED     TOTAL
                             ----------    --------    -------------     -----

     Surf City Squeeze           92           17             1            110
     Frullati Cafe & Bakery      78           10             8             96
     Rollerz                      2           --             1              3
     Tahi Mana                   --           --             3              3

     Geographical Distribution of the Company's Retail Outlets as of December 31, 2000:

                                          FRULLATI CAFE &
                      SURF CITY SQUEEZE       BAKERY        ROLLERZ    TAHI MANA
                      -----------------       ------        -------    ---------

     Arizona                  6                 --             1            1
     Arkansas                --                  3            --           --
     California              59                  1             1            1
     Colorado                 1                 --            --           --
     Connecticut              2                 --            --           --
     Florida                  1                  8            --           --
     Idaho                   --                 --            --           --
     Illinois                 4                 14            --           --
     Indiana                 --                  4            --           --
     Kentucky                --                  1            --           --
     Louisiana               --                  5            --           --
     Michigan                 7                  1            --           --
     Minnesota               --                  3            --           --
     Mississippi             --                  1            --           --
     Missouri                --                  4            --           --
     Nevada                   1                 --            --           --
     New Mexico              --                  1            --           --
     New York                 2                 --            --           --
     North Carolina          --                 --            --           --
     Ohio                     2                  5            --           --
     Oklahoma                --                  2            --           --
     Pennsylvania             1                 --            --           --
     Tennessee               --                  2            --           --
     Texas                   --                 39             1            1
     Virginia                 1                  2            --           --
     Washington               2                 --            --           --
     Canada                  20                 --            --           --
     Saudi Arabia             1                 --            --           --
                            ---                ---           ---          ---
     Totals                 110                 96             3            3
                            ===                ===           ===          ===

     Of the Company's 8 Frullati Cafe & Bakery stores that are company-owned, all 8, or 4% of the Company's total outlets, operate under commercial real estate leases under which Selman, or one of its wholly owned subsidiaries, is the tenant. Of the Company's 88 Frullati Cafe and Bakery franchised and licensed outlets, 75, or 35% of the Company's total outlets, are operated under commercial real estate leases with third party landlords under which Selman (or one of its wholly-owned subsidiaries) is the tenant and the franchisee or licensee is the sub-tenant. Of the remaining 13 franchised and licensed Frullati Cafe and Bakery outlets, Selman, or one of its wholly owned subsidiaries, is a guarantor of three of the commercial real estate leases, or 1% of the Company's total retail outlets, between the third party landlord and a franchisee.

     Of the Company's 110 Surf City Squeeze locations, 60, or 28% of the Company's total outlets, operate under commercial real estate leases under which either Surf City or SCSFC is the tenant and the franchisee or licensee is a sub-tenant. Surf City is a guarantor of five commercial real estate leases, or 2% of the Company's total retail outlets, between the franchisee or licensee and the landlord. Of the remaining 45 Surf City Squeeze locations, the Company is not a party to the commercial lease.

     Of the Company's three Rollerz retail outlets and three Tahi Mana retail outlets, all six, or 3% of the Company's total outlets, operate under commercial real estate leases under which the Company or one of its wholly-owned subsidiaries is the tenant. Of these six outlets, for the two Rollerz stores that are franchised, the franchisee is a sub-tenant under the commercial real estate lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to several pending legal proceedings involving landlords and franchisees, all of which are deemed by the management of the Company to be ordinary and routine litigation incidental to the business, and none of which is believed likely to have a material adverse effect on the Company, its financial position or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on December 28, 2000 in Phoenix, Arizona (the "Annual Meeting"). Under the first proposal presented at the Annual Meeting, the following six individuals were elected to the Company's Board of Directors: (a) Kevin Blackwell; (b) Kathryn Blackwell; (c) Robert Corliss; (d) David Guarino; (e) Don Plato; and (f) Haresh Shah. The following summarizes the voting for the election of directors:

     DIRECTOR-NOMINEES      VOTES FOR       VOTES WITHHELD      VOTES AGAINST
     -----------------      ---------       --------------      -------------
     Kevin Blackwell        15,264,808          2,438                 0
     Kathryn Blackwell      15,263,808          3,438                 0
     Robert Corliss         15,267,246              0                 0
     David Guarino          15,263,246          4,000                 0
     Don Plato              15,267,246              0                 0
     Haresh Shah            15,267,246              0                 0

     In the above election for the Company's six directors at the Annual Meeting, there we no broker non-votes.

     Under the second proposal presented at the Annual Meeting, the Company's shareholders voted on the appointment of King Weber & Associates ,P.C. as the Company's independent public accountants for the fiscal year ending December 31, 2000. The Company's shareholders approved the appointment of King Weber & Associates, P.C. with a total of 15,276,346 votes cast in favor of appointing King Weber & Associates, P.C. as the Company's independent public accountants for the fiscal year ending December 31, 2000, with no shareholder votes cast against, withheld, or abstained on the matter. Additionally, there were no broker non-votes with respect to the appointment of King Weber & Associates, P.C.

     Under the third proposal presented at the Annual Meeting, the Company's shareholders voted on an amendment to the Company's Articles of Incorporation to effectuate a legal name change for the Company from Sports Group International, Inc. to Kahala Corp. The Company's shareholders approved the amendment with a total of 15,272,346 votes cast for the amendment to the Company's Articles of Incorporation to change the Company's legal name to Kahala Corp., 4,000 votes cast against such amendment, and no votes withheld or abstained on the matter. Additionally, there were no broker non-votes with respect to this proposed Amendment to the Company's Articles of Incorporation.

     Under the fourth proposal presented at the Annual Meeting, the Company's shareholders voted on an amendment to the Company's Articles of Incorporation to authorize 160,000 shares of a new series of the Company's preferred stock. The Company's shareholders approved the amendment with a total of 12,360,325 votes cast for the amendment to the Company's Articles of Incorporation to authorize 160,000 shares of a new series of the Company's preferred stock, 334,323 votes cast against such amendment, and 1,000 votes withheld or abstained on the matter. Additionally, there were 2,580,698 broker non-votes with respect to this proposed Amendment to the Company's Articles of Incorporation.

     Under the fifth proposal presented at the Annual Meeting, the Company's shareholders voted on an amendment to the Company's 1999 Stock Option Plan to authorize an additional 3,000,000 shares of the Company's common stock to be issued under such plan. The Company's shareholders approved the amendment with a total of 12,342,792 votes cast for the amendment to the Company's 1999 Stock Option Plan to increase the number of shares authorized to be issued under such plan by 3,000,000, 351,856 votes cast against such amendment, and 1,000 votes withheld or abstained on the matter. Additionally, there were 2,580,698 broker non-votes with respect to this proposed Amendment to the Company's 1999 Stock Option Plan.

     Except as detailed above, there were no other matters submitted during the fourth quarter ending December 31, 2000 to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

     The Company's Common Stock is currently traded on the Over the Counter Electronic Bulletin Board (OTC BB) under the symbol "KAHA." The Company's Common Stock began trading on the Over the Counter Bulletin Board Market in March of 1999. The Company's Common Stock traded under the symbol "SPGK" from March, 1999 until January, 2001. In general, shares of the Company's Common Stock are highly illiquid due to the lack of volume and any known market makers.

     The high and low bid (sales) prices for each quarter are as follows:

               Quarter(1)         High        Low        Close
               --------           ----        ---        -----
               03/31/99           3.75        2.00        2.25
               06/30/99           2.25        0.44        0.56
               09/30/99           0.63        0.13        0.28
               12/31/99           0.63        0.06        0.25
               03/31/00           0.60        0.19        0.30
               06/30/00           0.54        0.10        0.20
               09/30/00          0.375       0.156       0.230
               12/31/00          0.437       0.050       0.125

     There is an established trading market for the Company's Common Stock.

HOLDERS:

     There are approximately 330 holders of the Common Stock of the Company as of December 31, 2000.

DIVIDENDS:

     The Company has neither paid nor declared any cash or stock dividends on its Common Stock during the past fiscal year and does not anticipate doing so in the immediate future. There are no restrictions that limit the Company's ability to pay dividends on its Common Stock other than the availability of Company revenues and earnings, cash flow, payment of the Series A, Series B, and Series C Preferred Stock dividends and the Company's overall financial condition. Except for dividends required to be paid on the Company's Preferred Stock, it is the current intention of the Company's Board of Directors to retain earnings to finance the growth of the Company's business rather than to pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES:

     During the past two year, the Company has issued the following securities, which were not registered and are restricted. The shares were issued in reliance upon the exemption from registration under Section 4(2) the Securities Act of 1933, and comparable provisions of state law. Each placement of the Company's securities described in the table below was privately negotiated with an investor whom the Company had reasonable grounds to believe was an accredited investor under Regulation D. All shares issued were restricted so that the shares cannot be transferred unless registered or unless an exception from registration is available.
- ----------
1. The Company's Common Stock began trading on the Over the Counter Bulletin Board Market in March, 1999

  DATE            NAME                                NO. OF SHARES                       CONSIDERATION
  ----            ----                                -------------                       -------------
3/15/99    Kevin Blackwell                     575,000 Series A Preferred Stock    100% of SCAC's Outstanding Shares(1)
04/01/99   Scott Levine                        75,000 Common Stock                 Legal Fees(2)
04/01/99   William Naumann                     75,000 Common Stock                 Legal Fees(2)
05/21/99   R.E.& M. Petersen Living Trust      650,000 Series B Preferred Stock
                                               and Warrants                        Cash(3)
09/15/99   Kenneth Sharkey                     75,000 Common Stock                 Arbitration Settlement(4)
12/11/00   Coffin Communications Group, Inc.   50,000 Common Stock                 Promissory Note(5)
12/28/00   Rilwala Group, Inc.                 160,000 Series C Preferred Stock    Cash(6)
03/01/00;  Kevin Blackwell; David Guarino;                                         Series A & B Preferred Stock
06/01/00;  Robert Corliss; Weider Health &     4,705,878 Common Stock              Dividends During 2000(7)
09/01/00;  Fitness; and R..E.& M. Petersen
and        Living Trust
12/01/00

     In addition to the private placements described above, the Company made three offerings of its common stock under Regulation D. In the first offering, completed in October, 1998, the Company sold 104,967 shares of its Common Stock for $15,745. These funds were used by the Company for general corporate purposes.

- ----------
1. The Company issued 575,000 shares of its Series A Preferred Stock to Kevin Blackwell on March 15, 1999, in exchange for 100% of the issued and outstanding common shares of SCAC held by Mr. Blackwell. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE, above.
2. The Company issued a total of 150,000 shares of its unregistered and restricted Common Stock to the shareholders of Naumann & Levine, LLP in satisfaction of outstanding legal fees totaling approximately $47,000.
3. The Company issued 650,000 shares of its Series B Preferred Stock to the R.E.&M. Petersen Living Trust on May 21, 2000, in exchange for $6,500,000 in cash and a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The exercise price for the warrant was subsequently reduced to $0.40 per share as compensation for the Petersen Trust's guaranty of a $1,000,000 credit facility for the Company.
4. The Company issued 75,000 shares of unregistered and restricted Common Stock to Kenneth Sharkey in settlement of an action pending before the American Arbitration Association entitled Surf City Squeeze Franchising Corp. et al. v. Kenneth A. Sharkey, et al., Case no. 76 114 00299 97.
5. The Company retained Coffin Communications Group, Inc. ("Coffin") as its public relations firm in October, 1999. As part of the retainer agreement, Coffin agreed to purchase from the Company 50,000 shares of its Common Stock at $0.16 per share, the average market price calculated during a two-week period in October, 1999. Coffin executed a one year promissory note for $8,000 in favor of the Company for the payment of these 50,000 shares of Common Stock.
6. The Company issued 160,000 shares of its Series C Preferred Stock to Rilwala Group, Inc. on December 28, 2000, in exchange for $1,600,000 cash.
7. The Company issued a total of 4,705,878 shares of unregistered and restricted Common Stock to the holders of its Series A and Series B Preferred Stock during the year ending December 31, 2000 as payment in full of the 10% dividend payable on such preferred shares. The 10% dividend paid with the Company's Common Stock on the Series A and Series B Preferred Stock during 2000 was paid on a quarterly basis as follows: (i) March 1, 2000; (ii) June 1, 2000; (iii) September 1, 2000; and (iv) December 1, 2000. The following total number of shares of the Company's Common Stock were issued to the indicated owner of the Company's Series A and Series B Preferred Stock during 2000 in payment of the 10% dividend on such preferred shares: (i) Kevin Blackwell (Series A Holder) - 864,348 shares;
     (ii) Robert Corliss (Series A Holder) - 48,018 shares; (iii) David Guarino (Series A Holder) - 912,365 shares; (iv) Weider Health & Fitness (Series A Holder) - 384,153 shares; and (v) R.E.&M. Petersen Living Trust (Series B Holder) - 2,496,994 shares.

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

         Except for the private placements described above, there has been no underwriting or other sales of the Company's stock undertaken by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

MANAGEMENT DISCUSSION AND ANALYSIS

     The Company's audited consolidated financial statements as of December 31, 2000, include the accounts and results of operations of the Company and its wholly owned subsidiaries for the twelve months then ended. The results of operations for the year ended December 31,1999 include that of Selman and Fru-Cor, respectively, for the period May 21, 1999, and July 7, 1999 (the dates for the Company's acquisition of Selman and Fru-Cor) through December 31, 1999, respectively. The Company's acquisition of SCAC was effected through an exchange of Common Stock and Preferred Stock, which resulted in 100% of the Common stock of SCAC being held by the Company and the existing shareholders of SCAC owning approximately 69% of the Company's issued and outstanding shares. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with SCAC as the acquirer.

     The Company is the holding company for its operating subsidiaries. The results of operations are dependent upon the sales volumes at both company-owned and franchised stores. The Company earns royalties based on a percentage of the revenues of the franchised operations. It also earns revenue from direct sales at the company-owned stores and from sales of proprietary products to franchisees and licensees. The Company also earns franchise fees through the sale of new franchised stores.

     The Company is subject to seasonality in its business. Volume is generally higher from the middle of spring through the summer and again in November and December. These variances in volume can be attributed to the increased volume in shopping malls and airports where a majority of the Company's stores are located.

     The Company closed the administrative offices of Selman and Fru-Cor, which it acquired in 1999. The Company sold a total of 21 Frullati Cafe & Bakery outlets during 2000 to third party franchisees and licensees, and will continue its efforts to sell the majority of its remaining company-owned locations in order to focus on franchising. The Company also intends to seek additional acquisitions that provide operating synergies compatible with its current operations.

     The success of the stores is dependent upon the selection of appropriate store sites. The Company evaluates numerous criteria when selecting store sites. However, even after careful analysis, there can be no assurances that a store location will be successful.

     The Company is named as the lessee on the majority of its store locations. The Company then subleases the store to the franchisee or licensee, typically for a rental amount commensurate with the amount of its rent to the landlord. The Company is subject to ongoing commitments without sublease rentals if a store location is not successful.

     The Company has continuing obligations under Surf City's Plan of Reorganization. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - SURF CITY'S PLAN OF REORGANIZATION, above. Repayment of these obligations will require the Company to carefully manage its growth and monitor its profitability.

     The Company's plan of operation for the next 12 months is to sell a majority of its remaining corporate owned locations to third party franchisees and to continue to expand the development of new franchised stores under the "Surf City Squeeze", "Frulatti Cafe & Bakery", "Rollerz". and "Tahi Mana" brand names both through its own sales efforts and the use of its Area Representatives. The Company also plans to continue to sell Area Representative Agreements to financially sound third parties identified by Rilwala Group, Inc. under the Master Development Agreement for development through franchising of selected areas of the United States and foreign countries where the Company's four retail concepts currently have no or minimal presence.

RESULTS OF OPERATIONS:  2000 TO 1999

     Comparison of historical operating results is presented on a pro forma basis because of the significance of the acquisitions of Selman and Fru-Cor. There were no significant operations in Kahala Corp. prior to its merger with SCAC in March, 1999. The Kahala Corp. (fka Sports Group International, Inc.) and SCAC transaction was accounted for as a recapitalization of SCAC, with SCAC as the acquirer.

     Consolidated revenues for the twelve months ended December 31, 2000, were $9,338,530. For the year ended December 31, 1999, revenues on a combined basis were $10,213,469; and revenues on a pro forma basis for the year ended December 31, 1999, assuming the acquisitions of Selman and Fru-Cor had occurred at January 1, 1999, would have been $16,099,672. The change in actual and pro forma revenue between 2000 and 1999 is mainly attributable to the reduction in company owned stores. The Company sold 21 Frullati Cafe & Bakery stores during 2000. Franchise fees increased from $380,000 in 1999 to $1,115,000 in 2000 primarily due to the corporate stores being franchised and the Company charging its franchise fee in conjunction with the sale. Royalties also increased because as the number of franchised locations increase, the amount of royalties increase.

     The Company's consolidated operating income increased to $27,275 for the twelve months ended December 31, 2000, from an operating loss of $4,674 for the year ended December 31, 1999. Operating loss on a pro forma basis for the twelve months ended December 31, 1999, was $82,882, assuming that the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. On an actual and pro forma basis, the Company's operating income increased from a loss during 1999 due to reductions in rent and overhead items resulting from the consolidation of the administrative functions of Surf City, Selman and Fru-Cor, and the sale of 21 company owned Frullati Cafe & Bakery stores that become franchisees paying the Company a higher margin ongoing royalty of 6% of weekly gross sales from the date of sale.

     Cost of product sales remained constant at approximately 37% of net product sales on an actual basis, for the twelve months ended December 31, 2000, compared to the year ended December 31, 1999. This result is consistent with the stable pricing environment experienced during 1999 and 2000 by the Company in the cost of the raw products utilized by the Company's corporate-owned stores

     Personnel costs were $2,969,677 for the twelve months ended December 31, 2000, compared to $3,191,415 on a combined basis for the year ended December 31, 1999. Personnel costs on a pro forma basis for the twelve months ended December 31, 1999 were $5,158,519, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of the year. Personnel costs were significantly lower on a actual and pro forma basis in 2000 compared to 1999 because of the sale of 21 company-owned Frullati Cafe & Bakery stores during 2000 and the associated reduction in employees at the store and management level.

     General and administrative expenses were $2,038,480 for the twelve months ended December 31, 2000, compared to $1,722,913 on a combined basis for the year ended December 31, 1999. General and administrative expense, on a pro forma basis for the twelve months ended December 31, 1999, was $2,146,100, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. On a pro forma basis, general and administrative expenses have decreased slightly for the twelve months ended December 31, 2000 compared to the same period of 1999, due to expense reductions and other cost synergies related to the consolidation of operations of Selman, Fru-Cor and Surf City. On an actual basis, general and administrative expenses increased during 2000 due to an increase in professional fees during the first six months of 2000 arising from legal proceedings between the Company and Sports Group International, Inc., a Delaware corporation, that the Company has since prevailed in.

     Interest expense was $283,972 for the twelve months ended December 31, 1999, compared to $258,336 on a combined basis for the year ended December 31, 1999. Interest expense on a pro forma basis for the twelve months ended December 31, 1999 was $374,755, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. The increase in interest expense during 2000 on an actual basis was due to the Fru-Cor Note and the Dalal Note being outstanding for 12 full months in 2000. The decrease in interest expense during 2000 on a pro forma basis compared to 1999 is due to the $332,500 Petersen Note and a significant promissory note to a vendor nearing maturity during 2000, and a more favorable interest rate on the Company's $1,000,000 credit facility compared to the interest rates on the Company's borrowings during 1999. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE AND SELMAN FINANCING ACTIVITIES, ABOVE AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, BELOW.

         Gain on the sale of assets totaled $390,186 during the year ending December 31, 2000 compared to zero gains or losses on the sale of assets during the year ending December 31, 1999. This increase in one-time gains on the sale of assets is due to the Company's selling 21 Frullati Cafe & Bakery stores during 2000 to third party franchisees and licensees. The Company intends to continue to sell corporate stores and expects to realize gains in the process.

RESULTS OF OPERATIONS:  1999 TO 1998

     Comparison of historical operating results is presented on a pro forma basis because of the significance of the acquisitions of Selman and Fru-Cor. There were no significant operations in Kahala Corp. prior to its merger with SCAC in March, 1999. The Kahala Corp. (fka Sports Group International, Inc.) and SCAC transaction was accounted for as a recapitalization of SCAC, with SCAC as the acquirer.

     Consolidated revenues for the twelve months ended December 31, 1999, were $10,213,469. Revenues on a pro forma basis for the twelve months ended December 31, 1999, were $16,099,672, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of the year. For the year ended December 31, 1998, revenues on a combined basis were $16,947,000; and revenues on a pro forma basis for the year ended December 31, 1998, assuming the acquisitions of Selman and Fru-Cor had occurred at January 1, 1998, would have been $16,805,000 The change in revenue between 1999 and 1998 is due to the Company's 1999 revenue including that of SCAC for the entire period, and Selman Systems and Fru-Cor from their respective dates of acquisition; the Company's 1998 revenues are those of SCAC only. The decrease on a pro forma basis is mainly attributable to the reduction in company owned stores. The Company sold 12 Frullati stores, primarily to licensees, after the acquisition of Selman and Fru-Cor.

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

     General and administrative expenses were $1,722,913 for the twelve months ended December 31, 1999, compared to $3,446,000 on a combined basis for the year ended December 31, 1998. General and administrative expense, on a pro forma basis for the twelve months ended December 31, 1999 was $2,146,100, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. General and administrative expenses, on a pro forma basis for the year ended December 31, 1998, assuming the acquisitions of Selman and Fru-Cor had occurred at January 1, 1998, would have been $3,445,000. Overall, general and administrative expenses have decreased for the twelve months ended December 31, 1999, due to expense reductions related to the consolidation of operations of Selman, Fru-Cor and Surf City. The Company has experienced an increase in professional fees for the twelve months ended December 31, 1999 due to its mergers and acquisitions and legal proceedings.

     Interest expense was $258,336 for the twelve months ended December 31, 1999, compared to $252,000 on a combined basis for the year ended December 31, 1998. Interest expense on a pro forma basis for the twelve months ended December 31, 1999 was $374,755, assuming the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. Interest expense, on a pro forma basis for the year ended December 31, 1998, assuming the acquisition of Selman and Fru-Cor had occurred at January 1, 1998, would have been $387,202. The increase in interest expense is due to the additional borrowings of $322,500 from the holder of the Company's Series B Preferred Stock and the $1,200,000 indebtedness the Company incurred to purchase Fru-Cor. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE, ABOVE AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, BELOW.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In early January 2000, the Company obtained the $1,000,000 credit facility described below. The Company has drawn a significant portion of the $1,000,000 credit facility to satisfy current obligations. The Company is currently evaluating offers to sell its remaining company-owned stores and to sell certain regions of the United States and select foreign countries to Area Representatives for franchise development to raise additional cash for operating and financing purposes.

     The Company historically has had a working capital deficiency. The Company believes that many companies in its industry operate with working capital deficiencies. The Company had a net working capital deficit of $1,171,466 at December 31, 2000, compared to a net working capital deficit of $3,576,461 at December 31, 1999. This reduction during 2000 in the Company's net working capital deficit is primarily the result of the Company paying off the $1,200,000 Fru-Cor Note in full during 2000, and the Company continuing to pay down its confirmed bankruptcy liabilities, the term note portion of its $1,000,000 credit facility described below, its acquisition notes payable, and other installment debt.

     In January 2000, the Company obtained a $1,000,000 credit facility from Wells Fargo Bank, N.A., comprised of a $800,000 term note and a $200,000 revolving line of credit. As of December 31, 2000, the outstanding balance on the term note portion of the $1,000,000 credit facility is $562,905. The credit facility bears interest at the Federal Funds Rate, plus 0.42% per annum (6.92% at December 31, 2000), is due and payable January 31, 2004, and was guaranteed by the Company's largest shareholder, the R.E.&M. Petersen Living Trust (the "Petersen Trust"). Mr. Kevin Blackwell and Mr. David Guarino, officers, directors and major shareholders at the Company, also personally guaranteed the credit facility. As compensation for the Petersen Trusts' guaranty of the credit facility, the Company agreed to reduce the exercise price of the Petersen Trust's warrant to purchase 1,000,000 shares of Common Stock from $2.00 per share to $0.40 per share. Mr. Blackwell and Mr. Guarino received no additional compensation for their guarantees. See, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below. To allow the Company greater flexibility in managing its business, financial commitments and growth objectives, the Company is currently negotiating with Wells Fargo Bank, N.A. to expand the revolving line of credit portion of the credit facility to $500,000 from its current maximum of $200,000.

     To enhance its liquidity and allow it to focus almost exclusively on franchising, the Company intends to sell the majority of its remaining company-owned stores. The Company is uncertain over the longer term about the exact number of company-owned stores it will continue to operate. Sales prices for the remaining company-owned stores are expected to range from $100,000 to $350,000 per store, depending on the sales volume and profitability of each individual store. If successful, cash raised from the sale of these stores will be used for general corporate operating purposes. The Company believes that if it is able to sell the majority of its remaining company-owned store locations and focus almost exclusively on franchising, its working capital position will be improved. The Company will retain the franchise rights and the related royalty revenue stream on any of the stores it may sell. A preliminary plan to sell the remaining company-owned stores has been approved by the Company's Board of Directors. If the Company is not successful in selling the stores planned for liquidation, it would be required to seek additional funds from other sources. See, RISK FACTORS, below.

         The Company has not experienced material losses on trade receivables from its customers who are primarily franchisees. Notes receivable principally result from the financing of the initial franchise fees required from franchisees and the sale of company-owned stores. The notes are generally guaranteed by the franchisee or purchaser and are collateralized by the related juice bar or healthy food cafe business and related equipment and leasehold improvements. The Company has experienced minimal credit losses under notes receivable and, when applicable, has generally foreclosed on the related stores and attempted to re-franchise those locations. If the Company is able to expand through the franchising of new stores, as it will seek to do, cash will be required for lease deposits, leasehold improvements, and store equipment. Much of this cash requirement should be provided directly by the new franchisee. As the Company continues to sell corporate stores it will likely continue to take notes as part or full consideration for these transactions. The Company will become more dependent on the scheduled repayment of the notes receivable to provide liquidity.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build and open those prospective stores.

     Net cash used in operating activities was $1,142,194 for the year ending December 31, 2000, compared to net cash provided by operating activities of $709,984 for the year ended December 31, 1999. The increase in cash used by the Company in operating activities during 2000 was caused by the combination of an increase in trade and other accounts receivable during 2000 of $459,095 due to the expansion of the number of franchisees paying the Company royalties and a reduction in accounts payable and accrued liabilities during 2000 of approximately $972,000 primarily due to the reduction of company owned stores.

     Net cash provided by investing activities was $1,214,927 for the year ending December 31, 2000, compared to net cash used in investing activities of $6,762,023 during the year ended December 31, 1999. The increase in the net cash provided by investing activities during 2000 was primarily the result of the Company's receipt of $1,747,500 in cash proceeds from its sale of 21 company owned Frullati Cafe & Bakery stores during 2000.

     Net cash used in financing activities totaled $617,112 for the year ending December 31, 2000, compared to net cash provided by financing activities of $6,676,836 during the year ended December 31, 1999. The increase in cash used by the Company in financing activities during 2000 was a result of the Company receiving $1,600,000 in cash from the sale of its Series C Preferred Stock in 2000 offset by the Company repaying $2,314,112 in outstanding notes payable and confirmed bankruptcy liabilities during 2000.

     The Company's trade accounts payable decreased to $199,803 at December 31, 2000, compared to $952,455 at December 31, 1999. The decrease is primarily due to the reduction in the number of company owned stores during 2000, and the Company's overall ability to reduce its outstanding financial obligations.

     Accrued liabilities remained constant at $1,079,239 at December 31, 2000, compared to $1,054,074 at December 31, 1999. Components of the accrued liabilities include professional fees, store construction costs, deferred rent, accrued interest and accrued payroll.

     Inventories increased to $163,167 at December 31, 2000, compared to $118,908 at December 31, 1999. The increase is due primarily to larger inventories maintained at Kona Coast and Tovali during 2000 to adequately serve the increased number of the Company's franchisee and licensees ordering product.

     The Company continues to reduce the confirmed bankruptcy liabilities of Surf City. Surf City's bankruptcy liabilities decreased to $1,233,025 at December 31, 2000, from $1,427,444 at December 31, 1999. The Company believes that it will be able to generate adequate cash flow from operations to meet the bankruptcy obligations on a timely basis. The Company must manage Surf City's operations to produce operating cash flows that are sufficient to pay the bankruptcy liabilities. The Company's strategy is to reduce Surf City costs and enhance collection of franchise royalties. The Company intends to analyze the effect of all opportunities for new Surf City store locations and prospective Surf City acquisitions to ensure such transactions do not adversely affect operating cash flows. Although the Company believes it will meet its bankruptcy obligations on a timely basis, if it does not, creditors could petition the Bankruptcy Court to reopen the Plan of Reorganization for modification. Such an event could adversely affect the Company's ability to attract new investment and meet its growth plan. See LIQUIDITY AND CAPITAL RESOURCES--RISK Factors, below.

     The Company has an annual Preferred Stock dividend obligation of $1,385,000 beginning in 2001 and had a $1,225,000 Preferred Stock dividend obligation in 2000. During the twelve months ended December 31, 2000, the Company paid its dividend obligation through the issuance of Common Stock. Because the holders of the Preferred Stock are significant owners of the Company, it is anticipated that the holders will continue to elect to take Common Stock as the dividend payment or that the Preferred Stock will be converted to Common Stock. If holders of Preferred Stock should demand that dividends be paid in cash, the Company's liquidity could be adversely affected.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility discussed above. Nevertheless, in addition to the Company's current negotiations with Wells Fargo Bank, N.A. to expand the revolving credit line portion of the Company's credit facility to $500,000 from its current maximum of $200,000, the Company is seeking additional debt or equity financing from various sources, including investment banks and private investors, to fund future expansion and for potential future acquisitions.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An audited balance sheet for the year ended December 31, 2000 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 are set forth commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its accountants nor has the Company changed its accountants during the fiscal year ending December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following are the Company's directors, officers and key employees as of December 31, 2000:

     Name                 Age           Positions and Offices Held
     ----                 ---           --------------------------
     Kevin Blackwell      45     President and Director
     Kathryn Blackwell    35     Secretary, Treasurer, and Director
     David Guarino        36     Vice-President, Chief Financial Officer and
                                 Director
     Michael Reagan       29     Vice-President - General Counsel
     Gerald Conklin       47     President of Selman Systems, Inc.
     Robert Corliss       48     Director
     Don Plato            45     Director
     Haresh Shah          42     Director

     All of the Company's directors were elected by a majority vote of the shareholders of the Company at an annual meeting of shareholders held on December 28, 2000, and, unless a director resigns, will remain in office until the next annual meeting of shareholders or until a successor is duly qualified and elected. From March 15, 1999 until October 12, 1999, Mr. Kevin Blackwell and Ms. Kathryn Blackwell served as the Company's sole directors. Messrs. Guarino, Corliss, and Plato were first elected to the Company's Board of Directors on October 12, 1999, and Mr. Haresh Shah was first elected to the Company's Board of Directors on December 28, 2000. There are no agreements that a director will resign at the request of another person, and none of the above named directors are acting on behalf of another person.

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

DAVID GUARINO has been Vice-President-Chief Financial Officer and a director of the Company since October 12, 1999. From March 15, 1999 to October 12, 1999, Mr. Guarino was a consultant to the Company. From April 1997 to March 1999, and again from December 1995 to July 1996, Mr. Guarino served as Vice-President-Chief Financial Officer of Surf City. Mr. Guarino was also a director of Surf City from January 1998 to March 1999, and from December 1995 to July 1996. Prior to his employment with Surf City, Mr. Guarino served as Senior Vice-President - Principal Financial Officer of TLC Beatrice International Holdings, Inc. Mr. Guarino graduated from the University of Denver in 1985 with a Masters and a Bachelors of Science degree in accounting.

MICHAEL REAGAN joined the Company as Vice-President - General Counsel in January, 2000. Prior to joining the Company, Mr. Reagan was an associate attorney in the commercial transactions group of the Phoenix, Arizona law firm of Ryley, Carlock & Applewhite, P.A., specializing in securities and mergers/acquisitions. From 1993 to 1995, Mr. Reagan was a senior accountant with Deloitte & Touche, LLP in Phoenix, Arizona in its audit division. Mr. Reagan is currently a licensed attorney, as well as a licensed Certified Public Accountant
(CPA), in the state of Arizona. Mr. Reagan holds a B.S. in accounting from the University of Arizona and a J.D. from Arizona State University.

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

HARESH SHAH is and has been an entrepreneur and private investor for the past five years. Mr. Shah has vast holdings, including ownership of franchised motels, franchised retail food outlets, convenience stores, and apartment complexes throughout the midwestern United States. Mr. Shah is also President of Rilwala Foods, Inc., an area representative of certain of the Company's franchise concepts and President of Rilwala Group, Inc., a private investment group that owns 100% of the Company's Series C Preferred Stock.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our officers (including a person performing a policy-making function) and persons who own more than 10% of a registered class of our equity securities ("10% Holders") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Directors, officers and 10% Holders are required by SEC regulations to furnish us with copies of all of the
Section 16(a) reports they file. Based solely upon such reports, we believe that during the fiscal year ending December 31, 2000, all of the Company's directors, advisors, officers and 10% Holders complied with all filing requirements under
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

                                                                          Long-Term and Other
                                                                             Compensation
                                   Annual Compensation                 ------------------------
                     ----------------------------------------------    401(k) Plan Contribution
Name and Position      Year       Salary      Bonus   Option Shares       & Other Compensation
- -----------------      ----       ------      -----   -------------       --------------------
Kevin Blackwell      12/31/98    $109,375       $0             0                   $0
                     12/31/99    $100,000       $0       300,000                   $0
                     12/31/00    $137,500       $0             0                   $0

David Guarino        12/31/00    $125,000       $0             0                   $0

John Brunn           12/31/00    $100,000       $0             0                   $0

     The Company had no operations, employees or paid executive officers during fiscal year 1998. Mr. Kevin Blackwell, the President and CEO of the Company since March 15, 1999, served as President and CEO of SCAC during all of fiscal year 1998. The Company purchased SCAC on March 15, 1999, with Mr. Blackwell and his management team immediately succeeding to the day-to-day control of the Company. Accordingly, SCAC is the entity for which Executive Compensation is disclosed for the 1998 fiscal year. Mr. Blackwell, as President and CEO of SCAC, received $109,375 in compensation during fiscal year 1998. All of Mr. Blackwell's compensation for fiscal year 1998 was paid by Surf City, a wholly owned subsidiary of the Company. No other employee of SCAC received more than $100,000 in annual compensation during fiscal year 1998. Additionally, other than Mr. Blackwell, no other employee of the Company received more than $100,000 in annual compensation during fiscal year 1999. All of the Compensation paid to Mr. Blackwell in 1999 and 2000, and to Messrs. Guarino and Brunn in 2000, was paid by Surf City, a wholly owed subsidiary of the Company.

       OPTION INFORMATION FOR FISCAL 2000 RELATING TO THE NAMED OFFICERS
                              IS SET FORTH BELOW:

Option Grants in Fiscal 2000 were as follows:

                  Number of Shares of Common     Percentage of Total Options
                   Stock underlying Options        Granted to Employees        Exercise    Expiration
                    Granted in Fiscal 2000            in Fiscal 2000            Price         Date
                    ----------------------            --------------            -----         ----
                                                                                See (1)
Michael Reagan             270,000                         100%                 below      09/30/09

     (1) The following summarizes the exercise prices and vesting of the stock options issued to Mr. Reagan during 2000: (i) 90,000 options have an exercise price of $0.50 and vest on the first anniversary of the grant date if Mr. Reagan is still employed by the Company on that date; (ii) 90,000 options have an exercise price of $0.75 and vest on the second anniversary of the grant date if Mr. Reagan is still employed by the Company on that date; and (iii) 90,000 options have an exercise price of $1.00 and vest on the third anniversary of the grant date if Mr. Reagan is still employed by the Company on that date.

     Vested options terminate if not exercised ten years after grant (or five years in the case of an optionee who controls more than 10% of the total combined voting power of all classes of stock of the Company) or 90 days after an employee leaves the Company.

                                                               Number of Shares             Values of unexercised
                                                            Underlying Unexercised         In-The-Money Options at
                  Shares Acquired                             options at year-end                 year-end (2)
Name               on Exercise(#)     Value Realized($)    Exercisable   Unexercisable     Exercisable   Unexercisable
- ----               --------------     -----------------    -----------   -------------     -----------   -------------
Kevin Blackwell         0                    0               100,000        200,000              0            0
John Brunn              0                    0                33,333         66,666              0            0
Gerald Conklin          0                    0                41,667         83,333              0            0
David Guarino           0                    0               100,000        200,000              0            0
Michael Reagan          0                    0                  0           270,000              0            0

     (2) The dollar values are calculated by determining the difference between $0.125 per share, the fair market value of the Common Stock at December 31, 2000, and the exercise price of the respective options.

     The Company adopted the 1999 Sports Group International, Inc. Stock Option Plan (the "Option Plan") on October 12, 1999. After an amendment to the Plan was approved by the Company's shareholders on December 28, 2000, a total of 5,000,000 shares of the Company's Common Stock have been reserved for issuance under this Option Plan. On November 17, 1999, the Compensation Committee of the Company's Board of Directors granted options to purchase 640,000 shares of the Company's Common Stock pursuant to the Option Plan to key employees at an exercise price of $0.50 per share. On December 10, 1999, the Compensation Committee of the Company's Board of Directors granted options to purchase 300,000 shares of the Company's Common Stock to both Mr. Blackwell and Mr. Guarino at an exercise price of $1.00 per share. On January 1, 2000, the Compensation Committee of the Company's Board of Directors granted options to purchase 270,000 shares of the Company's common stock to Mr. Reagan at exercise prices of $0.50, $0.75, and $1.00 per share as detailed above.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company as of December 31, 2000, assuming the Company's Series A, Series B, and Series C Preferred Stock are converted to Common Stock at their respective conversion ratios. Also included in the table is the beneficial ownership of Common Stock of the Company as of December 31, 2000 for each director and named executive officer, as such term is defined in Item 402(a)(2) of Regulation SB. Shares owned include shares for which options or warrants are exercisable currently or within 60 days. Each person has sole voting and investment power with respect to the shares, as indicated.

                                                         AMOUNT OF
     NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP       PERCENTAGE OF CLASS
     ------------------------------------           --------------------       -------------------
     R.E.& M. Petersen Living Trust(1)(2)
     6420 Wilshire Boulevard, 20th Floor
     Los Angeles, CA  90048                              10,865,692                   36.5%

     Weider Health &Fitness Corporation (3)
     21100 Erwin Street
     Woodland Hills, CA 91367                             1,717,487                    5.8%

     Kevin Blackwell (3)
     7730 E. Greenway Rd., Suite 104
     Scottsdale, AZ  85260                                4,536,140                   15.2%

     David Guarino (3)
     7730 E. Greenway Rd., Suite 104
     Scottsdale, AZ  85260                                4,761,028                   16.0%

     Robert Corliss (3)
     c/o The Athlete's Foot Group, Inc.
     1950 Vaughn Road
     Kennesaw, Georgia  30144-7017                          219,617                    0.7%

     Rilwala Group, Inc.(4)
     9238 Normandy
     Morton Grove, Illinois  60053                        1,600,000                    5.4%

     All Executive Officers and Directors
      as a Group (4 persons)                              9,520,785                   32.0%

- ----------
1. Mr. Robert E. Petersen, and his wife, Margaret M. Petersen, are the beneficiaries of the R.E.&M. Petersen Living Trust, (the "Petersen Trust").
2. The Petersen Trust owns 650,000 shares of Series B Preferred Stock that is convertible into the Company's Common Stock at the ratio of 10 common shares for each share of Series B Preferred Stock. The Petersen Trust also holds an immediately exercisable warrant to purchase 1,000,000 common shares of the Company at the price of $0.40 per share (the "Petersen Warrant") at any time prior to May 20, 2007. The Petersen Trust's beneficial ownership shown here assumes its Series B Preferred Stock is converted into Common Stock and that the Petersen Warrant is fully exercised.
3. There are 575,000 shares of Series A Preferred Stock that are convertible into the Company's Common Stock at the ratio of 13 1/3 common shares for each share of Series A Preferred Stock. The Series A Preferred Stock is owned as follows: Mr. Blackwell (225,000 shares), Mr. Guarino (237,500 shares), Weider Health & Fitness Corporation (100,000 shares) and Mr. Corliss (12,500 shares). The beneficial ownership reported above assumes the Series A Preferred Stock is converted into the Company's Common Stock.
4. Rilwala Group, Inc. owns 160,000 shares of Series C Preferred Stock that is convertible into the Company's Common Stock at the ratio of 10 common shares for each share of Series C Preferred Stock. Rilwala Group, Inc.'s beneficial ownership shown here assumes its Series C Preferred Stock is converted into Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the second quarter of 2000, the Company purchased the Rollerz concept and related assets from a corporation owned and controlled by the Company's President and CEO, Kevin Blackwell and his wife, Kathryn Blackwell (the "Blackwells"), for $100,000 in cash and a $200,000 promissory note (the "Rollerz Transaction"). The Rollerz Transaction was unanimously approved by the independent directors of the Company's Board of Directors. From the Rollerz Transaction, the Company obtained sole ownership of the Rollerz brand name and concept, receipes and related intangible assets, and the assets and related operational rights to the sole Rollerz outlet located in an office building in downtown Phoenix, Arizona. The $200,000 promissory note payable to the Blackwells (the "Rollerz Note") has a three year maturity, bears interest at 8% per annum, and provides for monthly payments of principal and interest. As of December 31, 2000, the outstanding principal balance of the Rollerz Note was $165,863.

     On January 10, 2000, the Company obtained a $1,000,000 credit facility comprised of a $800,000 term note and a $200,000 revolving line of credit from Wells Fargo, N.A. which bears interest at the Fed Funds Rate, plus 0.42%, and is payable on January 31, 2004. The $1,000,000 credit facility is personally guaranteed by the Petersen Trust, which is also a major shareholder of the Company. See, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, above. The Company compensated the Petersen Trust for its guaranty of the $1,000,000 credit facility by reducing the exercise price of the Petersen Trust's warrant to purchase 1,000,000 shares of the Company's Common Stock from $2.00 to $0.40 per share. The Company could not have obtained the line of credit without the Petersen Trust's guaranty. The line of credit was also guaranteed by Mr. Kevin Blackwell and Mr. Davis Guarino, each of whom is an officer, director, and major shareholder of the Company. Mr. Blackwell and Mr. Guarino received no additional compensation for their guarantees. Management believes that the compensation paid for the Petersen Trust guaranty was on terms as favorable to the Company as could have been obtained with respect to a comparable transaction from an unrelated third party.

     On February 22, 1999, the Petersen Trust loaned SCAC $332,500 pursuant to a promissory note (the "Petersen Note"). The note bears interest at 10% per annum, matures March 1, 2001, and provides for monthly principal and interest payments. As of December 31, 2000, the outstanding principal balance on the Petersen Note was $43,911. Messrs. Blackwell and Guarino have personally guaranteed SCAC's obligations under the Petersen Note, but have received no additional compensation for their guarantees. The Company's management believes the terms of the Petersen Note are as favorable or more favorable to the Company as those terms the Company could have obtained for a loan of the same size and maturity from an unrelated third party through arm's length negotiation.

     Mr. Kevin Blackwell, Ms. Kathryn Blackwell and Mr. Guarino have periodically personally guaranteed financial obligations of the Company and its subsidiaries. Items personally guaranteed include commercial office and storage facility leases for the Company, commercial real estate leases with 24-Hour Fitness under which the Company's franchisees are the tenants, a promissory note to a vendor of the Company, and various equipment leases. Mr. Kevin Blackwell and Ms. Kathryn Blackwell are also the tenants of record under two commercial real estate warehouse and storage leases used by Kona Coast and Tovali. It is the Company's intent to have Messrs. Blackwell and Guarino's personal guarantees released as soon as practicable.

     Mr. Plato, an independent director of the Company, is a shareholder of a corporation that is an unsecured creditor in Surf City's Chapter 11 Bankruptcy and subsequent Plan of Reorganization. Mr. Plato's corporation has an unsecured claim of approximately $109,000, and is currently receiving payments from the unsecured creditors distribution account pursuant to the terms of the Plan of

Reorganization. See, BUSINESS OF SUBSIDIARIES: FRULLATI CAFE & BAKERY, SURF CITY SQUEEZE, ROLLERZ, TAHI MANA, AND TOVALI PRODUCTS, L.L.C./KONA COAST PROVISIONS, INC. - THE SURF CITY SQUEEZE DIVISION - SURF CITY'S PLAN OF REORGANIZATION, above. Additionally, Builders National, Inc., the company Mr. Plato is a shareholder in, performed certain general contracting services for the Company during 2000 relating to the design and build out of one Frullati Cafe & Bakery outlet, two Rollerz locations, and two Tahi Mana outlets. During the year ending December 31, 2000, the Company contracted for $356,347 of work with Builders National, Inc., of which $78,794 was outstanding as of December 31, 2000. The Company's management believes that the quality and pricing of Builders National, Inc.'s design and general contracting services performed for the Company in 2000 is as favorable or more favorable to the Company as the quality and pricing the Company could have obtained from an unrelated third party general contractor through arm's length negotiation.

FUTURE TRANSACTIONS:

     The Company has adopted a policy that future transactions with affiliated persons or entities will be on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties on an arm's length basis, and that any such transactions must be reviewed and approved unanimously by the Company's independent directors.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

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

 EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

  5 Membership Interest Purchase Agreement between Sports Group International, Inc. and Apache Peak Capital, L.LC., dated March 12, 1999, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

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

 EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

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

 EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

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

  10.13* Series C Preferred Stock Agreement between Sports Group International, Inc. and Rilwala Group, Inc. dated December 28, 2000.**

  10.14* Exclusive Master Development Agreement and Investment Agreement between Sports Group International, Inc. and Rilwala Group, Inc. dated November 1, 2000.**

  11* Computation of Per Share Earnings - Located in the December 31, 2000 Financial Statements filed herewith commencing on page F-1.

  21 Subsidiary Information. (See Chart), previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

- ----------
*   Filed herewith.

** All schedules, exhibits, riders, and addendums to this Agreement have been intentionally omitted with this filing and are available to the Commission upon request.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001                KAHALA CORP.


                              By: /s/ Kevin A. Blackwell
                                 ----------------------------------------------
                                 Kevin A. Blackwell, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                               Title                       Date
     ---------                               -----                       ----


/s/ Kevin Blackwell          President, Chief Executive Officer,        03/30/01
- -------------------------    and Director
Kevin Blackwell


/s/ David Guarino            Principal Financial Officers and           03/30/01
- -------------------------    Director
David Guarino


/s/ Kathryn Blackwell        Secretary and Director                     03/30/01
- -------------------------
Kathryn Blackwell


/s/ Don Plato                Director                                   03/30/01
- -------------------------
Don Plato

                                  KAHALA CORP.

                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                DECEMBER 31, 2000
                        AND INDEPENDENT AUDITORS' REPORT


                               TABLE OF CONTENTS

Independent Accountants' Report............................................. F-2

  Consolidated Balance Sheet at December 31, 2000........................... F-3

  Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999................................................ F-4

  Consolidated Statements of Stockholder's Equity for the Years
  Ended December 31, 2000 and 1999.......................................... F-5

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999................................................ F-6

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999 (Cont.)........................................ F-7

  Notes to Consolidated Financial Statements for the Years Ended
  December 31, 2000 and 1999................................................ F-8

INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of Kahala Corp.:

     We have audited the accompanying balance sheet of Kahala Corp. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kahala Corp. as of December 31, 2000, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ MARSHALL & WEBER, CPA's, P.L.C.

Scottsdale, Arizona
March 29, 2001

KAHALA CORP.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2000

ASSETS

CURRENT ASSETS
 Cash                                                              $     99,885
 Trade and other accounts receivable, net of allowance of $20,000       870,641
 Inventories                                                            163,167
 Prepaid expenses and other assets                                       54,864
 Deferred income taxes                                                   19,639
 Notes receivable - current portion, net of allowance                   387,230
                                                                   ------------
        Total current assets                                          1,595,426

PROPERTY AND EQUIPMENT, net                                           1,290,153

LEASE DEPOSITS                                                          156,942

NOTES RECEIVABLE - less current portion                               2,522,506

GOODWILL, net of accumulated amortization of $439,484                 5,140,631

DEFERRED INCOME TAXES                                                   496,684
                                                                   ------------

TOTAL ASSETS                                                       $ 11,202,342
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
 Accounts payable                                                  $    199,803
 Accrued liabilities                                                  1,079,239
 Line of credit                                                          97,000
 Notes payable - current portion                                        605,874
 Acquisition notes payable                                              194,722
 Confirmed bankruptcy liabilities - current portion                     590,254
                                                                   ------------
        Total current liabilities                                     2,766,892

NOTES PAYABLE - long-term portion                                       278,010

ACQUISITION NOTES PAYABLE - long-term portion                           210,170

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    642,772

DEFERRED FRANCHISE FEE INCOME                                           510,000
                                                                   ------------
        Total liabilities                                             4,407,844
                                                                   ------------
STOCKHOLDERS' EQUITY:
 Series A preferred stock, $10.00 par value, 575,000
  shares designated, 575,000 issued                                   5,750,000
 Series B preferred stock, $10.00 par value, 650,000
  shares designated, 650,000 issued                                   6,500,000
 Series C preferred stock, $10.00 par value, 160,000
  shares designated, 160,000 issued                                   1,600,000
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 12,983,296 issued and outstanding                          12,983
 Paid in capital                                                      5,277,122
 Accumulated deficit                                                (12,345,607)
                                                                   ------------
        Total stockholders' equity                                    6,794,498
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,202,342
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999


                                                     2000               1999
                                                  -----------       -----------
REVENUES:
  Net product and store sales                     $ 5,824,142       $ 7,925,096
  Franchise fees                                    1,114,570           380,038
  Royalties                                         2,168,818         1,457,273
  Rental income                                       231,000           451,062
                                                  -----------       -----------
         Total revenues                             9,338,530        10,213,469
                                                  -----------       -----------
EXPENSES:
  Cost of product sales                             2,177,278         3,008,306
  Personnel expenses                                2,969,677         3,191,415
  Rent                                              1,587,681         1,798,382
  Depreciation and amortization                       538,139           497,127
  General and administrative expenses               2,038,480         1,722,913
                                                  -----------       -----------
         Total expenses                             9,311,255        10,218,143
                                                  -----------       -----------

OPERATING INCOME (LOSS)                                27,275            (4,674)
                                                  -----------       -----------
OTHER (INCOME) AND EXPENSES
  Interest expense                                    283,972           258,336
  Interest income                                    (135,442)          (26,078)
  Gain on Sale of Assets                             (390,186)               --
                                                  -----------       -----------

         Total other (income) expense                (241,656)          232,258
                                                  -----------       -----------

INCOME BEFORE INCOME TAXES                            268,931          (236,932)

INCOME TAX (BENEFIT) PROVISION                       (134,982)          (86,897)
                                                  -----------       -----------

NET INCOME (LOSS)                                 $   403,913       $  (150,035)
                                                  ===========       ===========
NET (LOSS) PER SHARE:
  Basic                                           $     (0.09)      $     (0.16)
                                                  ===========       ===========
  Diluted                                         $     (0.09)      $     (0.16)
                                                  ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                             9,224,661         5,357,277
                                                  ===========       ===========
  Diluted                                           9,224,661         5,357,277
                                                  ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                COMMON STOCK               PREFERRED A              PREFERRED B
                                            SHARES        AMOUNT       SHARES       AMOUNT      SHARES       AMOUNT
                                            ------        ------       ------       ------      ------       ------
BALANCE JANUARY 1, 1999                   2,000,000      $ 2,000      575,000     $5,750,000        --     $       --
Reverse Merger                            4,300,000        4,300
Exercise of warrants in subsidiary
Preferred B issued for cash                                                                    650,000      6,500,000
Common stock issued as payment
 for legal fees and settlment               225,000          225
Common stock for preferred dividends      1,702,418        1,702
Net income
                                         ----------      -------      -------     ----------   -------     ----------

BALANCE DECEMBER 31, 1999                 8,227,418      $ 8,227      575,000     $5,750,000   650,000     $6,500,000
Preferred C issued for cash
Common stock issued as payment
 for legal fees and settlment                50,000           50
Common stock for preferred dividends      4,705,878        4,706
Net income
                                         ----------      -------      -------     ----------   -------     ----------

BALANCE DECEMBER 31, 2000                12,983,296      $12,983      575,000     $5,750,000   650,000     $6,500,000
                                         ==========      =======      =======     ==========   =======     ==========

                                                PREFERRED C            PAID-IN       ACCUMULATED
                                           SHARES       AMOUNT         CAPITAL         DEFICIT           TOTAL
                                           ------       ------         -------         -------           -----

BALANCE JANUARY 1, 1999                       --             --      $3,075,102     $(10,655,032)     $(1,827,930)
Reverse Merger                                                          205,700                           210,000
Exercise of warrants in subsidiary                                        1,750                             1,750
Preferred B issued for cash                                                                             6,500,000
Common stock issued as payment
 for legal fees and settlment                                            48,575                            48,800
Common stock for preferred dividends                                    717,751         (719,453)
Net income                                                                              (150,035)        (150,035)
                                         -------     ----------      ----------     ------------      -----------

BALANCE DECEMBER 31, 1999                     --     $       --      $4,048,878     $(11,524,520)     $ 4,782,585
Preferred C issued for cash              160,000      1,600,000                                         1,600,000
Common stock issued as payment
 for legal fees and settlment                                             7,950                             8,000
Common stock for preferred dividends                                  1,220,294       (1,225,000)
Net income                                                                               403,913          403,913
                                         -------     ----------      ----------     ------------      -----------

BALANCE DECEMBER 31, 2000                160,000     $1,600,000      $5,277,122     $(12,345,607)     $ 6,794,498
                                         =======     ==========      ==========     ============      ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements

KAHALA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999

                                                                             2000              1999
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                             $   403,913       $  (150,035)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                              538,139           497,127
   Gain on sale of assets                                                    (390,186)               --
   Non cash income                                                                 --           (32,729)
   Allowance for doubtful accounts                                             29,287                --
   Deferred income taxes                                                     (134,982)          (86,897)
   Professional fees & settlement paid by issuance of common stock              8,000            48,800
   Changes in assets and liabilities (net of business acquisitions):
    Trade and other accounts receivable                                      (459,095)          (63,846)
    Inventories                                                              (105,058)           25,866
    Refundable lease deposits                                                  (3,631)           (2,724)
    Prepaids and other current assets                                         (12,483)          123,552
    Other assets                                                                   --            16,680
    Accounts payable                                                         (743,686)          160,269
    Accrued liabilities                                                      (227,940)           (1,113)
    Deferred franchise fee income                                             (44,472)          175,034
                                                                          -----------       -----------
          Net cash (used in) provided by operating activities              (1,142,194)          709,984
                                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (526,237)         (248,696)
  Financing of notes receivable                                                    --          (124,604)
  Collections on notes receivable                                             126,268           111,277
  Proceeds from sale of property and equipment                              1,747,500                --
  Purchase of business                                                       (132,604)       (6,500,000)
                                                                          -----------       -----------
          Net cash provided by (used in)  investing activities              1,214,927        (6,762,023)
                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                                   97,000           199,555
  Proceeds from borrowings on notes payable                                        --         1,324,500
  Principal repayments on notes payable                                    (2,125,938)       (1,114,044)
  Payments on confirmed bankruptcy liabilities                               (188,174)         (444,925)
  Proceeds from the sale of preferred stock                                 1,600,000         6,500,000
  Proceeds from sale of common stock                                               --           211,750
                                                                          -----------       -----------
          Net cash (used in) provided by  financing activities               (617,112)        6,676,836
                                                                          -----------       -----------

INCREASE (DECREASE) IN CASH                                                  (544,379)          624,797

CASH, BEGINNING OF YEAR                                                       644,264            19,467
                                                                          -----------       -----------

CASH, END OF YEAR                                                         $    99,885       $   644,264
                                                                          ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999 (CONT.)

                                                                              2000             1999
                                                                           ----------       ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                            $  284,547       $  233,940

  Income taxes paid                                                                --       $   12,200

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Purchase of business by issuance of  notes payable                       $  200,000       $1,500,000

  Common stock for legal fees and settlement                                       --       $   48,800

  Preferred stock issued for business acquisition                                  --       $5,750,000

  Common stock issued for business acquisition                                     --       $    2,000

  Common stock issued as preferred stock dividends                         $1,225,000       $1,702,418

  Sale of property & equipment under notes receivable                      $2,053,780       $  462,253

  Debt for legal settlement                                                        --       $   10,419

  Notes receivable for franchise fees                                      $  290,000       $  122,386

  Accrued interest added to bankruptcy liabilities                         $    6,244       $   36,224

  Note payable on purchase of assets                                       $   40,000               --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999


1. ORGANIZATION AND BASIS OF PRESENTATION

     Kahala Corp. ("The Company") was incorporated in the state of Florida in September 1997, as Secretarial Services of Orlando, Inc. and in March 1999 changed its name to Sports Group International, Inc. In January 2001, the Company changed its name to Kahala Corp. The Company merged with Surf City Acquisition Corporation II ("SCAC") in March 1999 by the issuance of 2,000,000 shares of common stock and 575,000 shares of Series A Preferred Stock. Prior to its merger with SCAC, the Company had no significant operations. SCAC was formed as a holding company to acquire and recapitalize Surf City Squeeze, Inc., an entity operating in a Chapter 11 bankruptcy, and other affiliated entities. Under the confirmed bankruptcy plan, SCAC acquired all of the outstanding interests in the following entities: Surf City Squeeze, Inc. ("Surf City"), Surf City Squeeze Franchise Corporation ("SCSFC") and Kona Coast Provisions, Inc. ("Kona") and Malibu Smoothie Franchise Corporation ("Malibu Smoothie"). SCAC, through its operating subsidiaries, operates and franchises juice bars in the United States and Canada. The stores are generally located in shopping malls and health clubs and operate under the name of "Surf City Squeeze".

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

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries for the twelve months ended December 31, 2000. The consolidated results of operations and cash flows for the year ended December 31, 1999 include that of Frullati and Fru-Cor from the respective acquisition dates through December 31, 1999.

     As a result of the merger transaction with SCAC, the former SCAC stockholders held approximately 69% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by SCAC, under the purchase method of accounting, and was treated as a recapitalization with SCAC as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the March 15, 1999, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 1999, of the reverse acquisition completed on March 15, 1999, and represent the operations of SCAC. Consistent with reverse acquisition accounting: (i) all of SCAC's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on March 15, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2000, cash deposits exceeded those insured limits by $250,264.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SCAC, Surf City, SCSFC, Kona, Malibu Smoothie, Selman and its two operating subsidiaries, Frullati Enterprises, Inc. and Frullati Franchise Systems, Inc., Fru-Cor, Rollerz Franchise Systems, LLC and Tahi Mana, LLC. All significant intercompany accounts and transactions are eliminated.

     INVENTORIES consist primarily of food products, drink mixes, supplements and supplies. Inventories are recorded at the lower of cost or market on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the applicable lease term or the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense for the years ended December 31, 2000 and 1999 was $263,427 and $332,355, respectively.

     REVENUE RECOGNITION - Initial franchise fees are deferred until substantially all services and conditions relating to the sale of the franchise have been performed or satisfied. The Company will occasionally finance the initial franchise fee by taking a note receivable from the franchisee. The notes receivable are typically payable by the franchisees over five years.

     Fees from Area Development Agreements or similar development arrangements ("ADA") are recognized as revenue on a pro rata basis based on the number of stores opened to-date to total stores to be developed as stipulated in the ADA. If the total number of stores stipulated in the ADA are not opened at the expiration of the ADA, the balance of such fees is recognized.

     Kona sells mixes and supplements to franchisees. Revenue on such sales is recognized when the product is shipped. Sales from the Company owned stores are recognized at the point of sale.

     The Company is entitled to rebates from suppliers on the basis of product volume shipped by those suppliers to franchised stores. Rebate income is recognized when suppliers have shipped, and stores have received, products for which rebates apply.

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

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, accounts receivable, notes receivable, and obligations under accounts payable, accrued expenses, notes payable and confirmed bankruptcy obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. (See Note 4.) The carrying value of the Company's notes receivable approximate fair value because they contain market interest rates and allowances are provided for any estimated uncollectible amounts. The carrying value of notes payable and confirmed bankruptcy obligations approximate fair value because they contain market value interest rates and have specified repayment terms. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

     ADVERTISING EXPENSES are expensed as incurred. Advertising expense for the year ended December 31, 2000 and 1999 was $75,400 and $54,000, respectively.

     GOODWILL is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 20 years. The 20-year period is based on the initial and renewable franchise periods in most franchise agreements. Amortization expense of goodwill for the year ended December 31, 2000 and 1999 was $274,127 and $164,771, respectively. The Company wrote-off $660,000 of goodwill, in the year ended December 31, 2000, representing the allocation of such goodwill to its corporate stores that were part of the Selman purchase and subsequently sold.

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

     RECENTLY  ISSUED  ACCOUNTING  STANDARDS  -  In  June  1998,  the  Financial
Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 2000 (as amended). This statement establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has no significant impact on the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

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

     The allowed General Unsecured Claims under the Plan includes a contingency for payments based on future cash flow of Surf City and its subsidiaries. The terms of the repayment of the General Unsecured Claims require minimum quarterly payments of $43,750 over a seven year period to an Unsecured Creditors Pool, resulting in a minimum of $1,225,000 payable over that seven year period. In addition, amounts determined as 25% of the first $50,000 of quarterly Net Cash Flow, as defined in the Plan, and 40% of the quarterly Net Cash Flow in excess of $50,000, are required to be paid to the Unsecured Creditors Pool on a quarterly basis. The Company has recorded the General Unsecured Claims liability at the present value of the 28 quarterly payments of $43,750. The Plan lists the total General Unsecured Claims to be $5,000,000 to $6,000,000, but states that much of that estimate arises from the rejection of unexpired operating leases. The Company believed that it could not reasonably estimate the amount of those claims at the time of the Plan confirmation because the damages arising from rejected leases are likely to be reduced as the locations under those leases are re-leased to new tenants. The Company also believes that it cannot reasonably estimate the amount of contingency payments because of uncertainties in Surf City's likelihood to generate net cash flow and the inability to estimate the timing of any such Net Cash Flow if it does occur. As of December 31, 2000, Surf City has not yet made any contingent payments to the Unsecured Creditors Pool.

4. NOTES RECEIVABLE

     Notes receivable principally result from the financing of the initial franchise fees required from franchisees, the sale of corporate owned stores and certain related expenses paid for on behalf of the franchisees. The notes are generally guaranteed by the franchisee or purchaser and are collateralized by the related restaurant, and associated equipment and leasehold improvements. The notes are generally due in monthly installments of principal and interest with interest at 6 - 10% per annum.

     The Company periodically reviews the collectibility of its notes receivable. The Company believes that the underlying collateral for the notes has sufficient value to offset any potential impairment of a note. Notes are valued at the estimated value of the collateral if it has been determined that foreclosure is probable. The Company recognizes interest income on notes it has determined to be impaired only when payments are received.

     The Company has determined that four notes receivable are impaired at December 31, 2000. The allowance for credit losses on notes receivable was $29,000 at December 31, 2000. The allowance for credit losses increased by $20,000 for the year ended December 31, 2000. At December 31, 2000, the investment in impaired notes receivable was $141,000 and the allowance for credit applies to all of these notes. The average balance of impaired notes receivable was $78,000 and $68,650 for the years ended December 31, 2000 and 1999 respectively. Interest income earned on impaired notes receivable was $13,834 and $1,748 for the years ended December 31, 2000 and 1999 respectively.

     During the year ended December 31, 2000, the Company restructured four notes and foreclosed on three stores with associated principal balances totaling $582,000. The net result of the restructuring and foreclosures was a loss of $28,000 which is recorded in the accompanying statement of operations for the year ended December 31, 2000.

     Collections on notes receivable due is as follows:

                                                                Notes
                                                                -----
        Year ended December 31:
                                2001                           $387,230
                                2002                            495,345
                                2003                            257,107
                                2004                            265,396
                                2005                            218,535
                             Thereafter                       1,286,123
                                                             ----------

                         Total                               $2,909,736
                                                             ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2000:

        Leasehold improvements                              $   862,879
        Store fixtures, equipment and furnishings               336,887
        Office furnishings and equipment                         33,825
        Construction-in-progress                                204,164
                                                            -----------

        Total                                                 1,437,755
        Less accumulated depreciation                          (147,602)
                                                            -----------

        Property and equipment, net                         $ 1,290,153
                                                            ===========

     The Company's operating plan includes the sale of all or a majority of its Corporate owned stores. All stores will continue normal operations as the Company seeks buyers and negotiates the sales of the stores. All of the property and equipment listed above, other than office furnishings and equipment, is deemed held for sale. The Company does not believe that there is a net impairment on the assets held for sale.

6. NOTES PAYABLE

     Notes payable at December 31, 2000 are comprised of the following:

     $200,000 Revolving bank line of credit,  interest at Federal
     Funds  rate plus  0.42%  which was  computed  to be 6.92% at
     December  31,  2000.  The credit  facility  expired  and was renewed on January 10, 2001.  Personally guaranteed by three stockholders.  The credit facility was increased to $500,000
     subsequent to December 31, 2000.                                 $       0

     Term  loan  from  bank.   Repayment  terms  require  monthly
     installments of principal and interest at Federal Funds rate
     plus  0.42%,   6.92%  at  December  31,  2000,   of  $25,000
     commencing  on February  1, 2000  through  2003.  Personally
     guaranteed by three stockholders.                                  562,905

     $100,000  Revolving  line of credit,  interest at Prime plus
     2%, 10.5% at December 31, 2000.                                     97,000

     Note payable to stockholder,  original  balance of $332,500,
     interest   at  10%  per  annum,   principal   and   interest
     installments  of $14,882  due  monthly  through  March 2001.
     Personally guaranteed by two stockholders.                          43,911

     Notes payable to  franchisees in settlement of legal claims.
     Repayment  terms require  monthly  installments of principal and  interest  at 10% per  annum  of  $7,500  through  2002.
     Collateralized by royalties and franchise fees of designated store  locations.  Original  principal  balance of notes was
     $335,000.                                                           73,046

     Note payable to equipment  vendor.  Repayment  terms require monthly  installments  of  principal  and interest at 9% per annum of $9,333,33 through February 2001.  Collateralized by certain royalties and shares of the Company's common held by
     the  Company's  president.   Personally  guaranteed  by  the
     Company's president.                                                18,460

     Note payable arising out of settlement of operating matters.
     No  stated  interest  due  to  short-term  nature  of  note
     payable, which is due on demand.                                   185,562

     Acquisition  note  payable  related  to the  acquisition  of
     Selman.  Repayment  terms require  monthly  installments  of principal and interest at 9% per annum of $9,540 starting on
     February  1,  2000  for  three  years.   Collateralized   by
     royalties  of  designated  store  locations  and 100% of the
     stock of Selman.                                                   218,361

     Note payable to stockholder,  original  balance of $200,000,
     interest   at  8%  per   annum,   principal   and   interest
     installments of $6,782 due monthly through 2003.                   165,862

     Note payable  related to the purchase of one store location,
     interest   at  10%  per  annum,   principal   and   interest
     installments of $3,517 due monthly through July, 2001.              20,669
                                                                     ----------
     Totals                                                           1,385,776
     Less current portion                                              (897,596)
                                                                     ----------
     Long-term portion                                               $  488,180
                                                                     ==========

     Principal payments due as follows:

                                                       Bankruptcy
                                          Notes       Liabilities       Total
                                          -----       -----------       -----
     Year ended December 31:
                             2001      $  897,596     $  590,254     $1,487,850
                             2002         457,257        213,378        670,635
                             2003          30,923        219,056        249,979
                             2004             -0-        166,588        166,588
                             2005             -0-         43,750         43,750
                                       ----------     ----------     ----------

                       Total           $1,385,776     $1,233,025     $2,618,802
                                       ==========     ==========     ==========

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

     On May 21, 1999, the Company issued 650,000 shares of its Series B Convertible Preferred Stock for $6,500,000. The proceeds were used to acquire all of the issued and outstanding stock of Selman Systems, Inc. ("Selman"), an operator and franchisor of a chain of cafes and bakeries under the name of Frullati Cafe and Bakery ("Frullati"). The acquisition was recorded under the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess consideration paid over the fair market value of the net assets acquired of $4,940,343 is recorded as goodwill. The operating results of Selman are included in the accompanying consolidated financial statements for the period May 21, 1999 through December 31, 1999 and for the full year ended December 31, 2000.

     On July 7, 1999, the Company, through Selman, purchased all of the outstanding stock of Fru-Cor, Inc., an owner of eight Frullati locations. The purchase was effected through the issuance of a promissory note for $1,200,000 plus assumption of other debt. The note was paid off in full during 2000. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess consideration paid over the fair market value of the net assets acquired of $1,197,414 is recorded as goodwill. The operating results of Fru-Cor are included in the accompanying consolidated financial statements for the period July 7, 1999 through December 31, 1999 and for the full year ended December 31, 2000.

     The  following  summarizes  unaudited  pro  forma  consolidated   financial
information for the year ended December 31, 1999 assuming that the acquisitions of Selman and Fru-Cor occurred on January 1, 1999:

                                                    1999
                                                -----------
        Net sales                               $16,099,672
        Net income/(loss)                       $  (309,405)
        Basic loss per share                    $     (0.19)

     The pro forma financial information is presented for informational purposes only and may not necessarily reflect the results had Selman and Fru-Cor actually been acquired on January 1, 1999, nor is this information indicative of the future consolidated results.

     The Company acquired a restaurant concept and its only store from the Company's President, Chairman and 15% stockholder. The concept, Rollerz, was acquired for $300,000 plus the assumption of certain liabilities in the amount of $32,604. Rollerz had limited operations prior to the purchase. The purchase price was allocated to the tangible assets of the store in the amount of $75,000 and goodwill of $257,604 was recognized in the transaction.

8. INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2000 and 1999 consisted of the following:

                                                    2000               1999
                                                 ---------          ---------
        Current tax (benefit) provision          $ 279,774          $(107,559)
        Deferred tax (benefit) provision          (414,756)            20,662
                                                 ---------          ---------
        Total income tax provision               $(134,982)         $ (86,897)
                                                 =========          =========

     Net deferred tax assets of $3,582,059 less a valuation allowance of $2,732,013, relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, deferred revenue and notes receivable. The net deferred income tax asset at December 31, 2000 is comprised of:

        Allowance for losses on notes and accounts receivable                    $    19,639
        Differences in liabilities related to deferred revenue and rent               72,000
        Book/tax differences in bases of property and equipment and goodwill         232,507
        Net operating loss carryforwards                                           3,257,943
                                                                                 -----------
        Deferred income tax asset                                                  3,582,089
          Less: Valuation allowance                                               (2,732,013)
                                                                                 -----------
          Total deferred income tax asset                                            850,076
        Deferred  income tax liability  related to  installment
         method treatment on sale of stores                                         (333,753)
                                                                                 -----------
        Net deferred income tax asset                                            $   516,323
                                                                                 ===========

     Federal net operating loss carryforwards of $8,588,000 expire from 2010 through 2020. State net operating loss carryforwards of $8,588,000 expire from 2000 through 2005. Due to the change in control of the Company discussed in Note 7, future utilization of the net operating losses may be restricted.

     The differences between the statutory and effective tax rates is as follows for the years ended December 31:

                                                            2000                   1999
                                                     ------------------     -------------------
        Federal statutory rates                      $  88,133      33%      $ (74,634)    (32)%
        State income taxes                              17,481       7%        (18,955)     (8)%
        Valuation  allowance for operating  loss
        carry forwards                                (279,774)   (104)%
        Change in expected rate applied to
         reversal of temporary differences              28,691      10%
        Other                                           10,487       4%          6,691       3%
                                                     ---------   -----       ---------   -----
        Effective rate                               $(134,982)     50%      $ (86,897)    (37)%
                                                     =========   =====       =========   =====

     Income taxes for the year ended December 31, 1999 reflect a reversal of certain temporary differences that reduced the net deferred income tax asset as well as an increase in the valuation allowance for uncertainties relative to the future utilization of net operating loss carryforwards.

9. LEASES

     Surf City, SCSFC and Selman are the primary lessees on most of their franchised stores under long-term operating leases. The leases generally have initial terms of five to seven years and usually provide for renewal options ranging from five to seven additional years. These operating leases expire at various dates through 2007. Most of the leases contain escalation clauses and common area maintenance charges. The franchised locations are subleased to the franchisees. There were approximately 148 leases under these terms at December 31, 2000. The Company records rent expense and sublease rental income only on locations at a certain health club chain because the Company is directly responsible for payment to the landlord and collection from the franchisee. On other store locations, the franchisees have direct responsibility for payment to the lessor. Rent expense under the leases in which the Company is directly responsible, including corporate owned stores, was $1,587,681 and $1,798,382 for the years ended December 31, 2000 and 1999, respectively. Sublease rental income under these leases was $231,000 and $451,062 for the years ended December 31, 2000 and 1999, respectively.

     The Company also leases its offices and warehouses under long-term operating leases expiring through 2004. Rent expense under these leases was $148,247 and $159,496 for the years ended December 31, 2000 and 1999.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended December 31 are:

                                                                  Warehouse and
                          Store Leases      Sublease Rental          Office
                          ------------      ---------------          ------
2001                      $ 6,275,560         $ 5,738,211           $135,362
2002                        6,462,053           5,907,662            100,706
2003                        5,345,025           4,785,809            100,080
2004                        4,402,130           3,877,888            104,250
2005                        3,943,364           3,412,022             72,280
    Thereafter              4,205,603           3,040,751                 --
                          -----------         -----------           --------
                          $36,895,906         $32,627,009           $583,012
                          ===========         ===========           ========

10. STOCKHOLDERS' EQUITY

     The Company issued 575,000 shares of its Series A Convertible Preferred Stock in connection with the SCAC merger. The Series A Preferred Stock has a $10 par and liquidation value. The Series A Preferred also has a 10% per annum cumulative dividend payable quarterly. The dividend can be paid in cash or common stock of the Company at the option of the holder. Series A Preferred stock is convertible to the Company's common stock at the option of the holder at a rate of 13 1/3 shares of common for each share of Series A Preferred.

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

     The Company issued 4,705,878 and 1,702,418 shares of its common stock during the year ended December 31, 2000 and 1999, respectively, as payment of preferred dividends through December 1 of each respective year. The number of common shares issued was based on the trading value of the common stock, less a 10% discount for the restricted nature of the shares issued, and the amount of the dividend determined on the stated dividend rate of 10% per annum.

     The Company issued 225,000 shares of its common stock in settlement of amounts due under a legal settlement and related attorneys fees in 1999. The value of the shares was determined based on the trading value of the Company's common stock less a 10% discount for the restricted nature of the shares issued.

     Prior to the merger with SCAC, the Company's board of directors approved a reverse stock split of one common share for every two common shares issued and outstanding.

     Also prior to the merger with SCAC, the Company issued 4,247,516 shares of its common stock in a private offering for $210,000.

     In the fourth quarter of 2000, the company issued, pursuant to a private placement, 160,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") to Rilwala Group, Inc., a private investment group based in Chicago, Illinois ("Rilwala"), at $10.00 per share (the "Rilwala Transaction"). The Series C Preferred Stock has a $10 par and liquidation value. The Series C Preferred also has a 10% per annum cumulative dividend payable quarterly. The dividend can only be paid in common stock of the Company. Series C Preferred stock is convertible to the Company's common stock at the option of the holder of the Series C Preferred Stock at a rate of 10 shares of common for each share of Series C Preferred. The holders of Series C Preferred stock are entitled to vote in the same matters as the common shareholders at a ratio of 10 votes per share of Series C Preferred held.

11. COMMITMENTS AND CONTINGENCIES

     The Company has sold certain corporate owned stores by taking notes receivable as part of the consideration for the sales. Two of these notes contains a provision that allows the buyer to reduce the purchase price and the related repayments of the note if the leases on the store sites cannot be renewed or extended. The Company believes that it is unlikely that the leases will not be renewed or extended and therefore the total value assuming successful renewal or extension has been recorded for this note. The contingency on this note should the leases not be extended or renewed is $475,000. In addition, another note contains a provision that allows the buyer to reduce the purchase price and the related repayments of the note if the store does not maintain certain sales volumes. As of December 31, 2000, this store has maintained the minimum sales volume and the Company believes that it is unlikely that the store would fall below the stated volumes. The amount of the contingency on this note is $100,000.

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

12. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 15,766,667 and 14,166,667 common shares and warrants to purchase 1 million common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2000 and 1999, respectively, because the effect of their inclusion would be antidilutive.

                                                         2000                                1999
                                         ---------------------------------      -------------------------------
                                            Income                    Per        Income                    Per
                                            (Loss)       Shares      share       (Loss)        Shares     share
                                            ------       ------      -----       ------        ------     -----
        Net (Loss) Income                $   403,913                            $(150,035)
        Preferred stock dividends         (1,225,000)                            (719,453)

        BASIC EARNINGS PER SHARE

        Loss available to common
         stockholders                    $  (821,087)   9,224,661    $(0.09)    $(869,488)   5,357,257    $(0.16)

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

     In February 1999, the holder of the Series B Preferred Stock loaned SCAC $332,500 under a promissory note. The Company paid interest on this note of $20,457 during the year ended December 31, 2000. The same shareholder, and two of the Company's officers, have guaranteed $1,000,000 in bank debt. The company received a favorable interest rate because of the shareholders' guarantee. The shareholder was compensated by the reduction of the exercise price of common stock warrants held by this shareholder from $2.00 per share to $0.40 per share.

     The Company acquired the restaurant concept and the single location of this restaurant concept, ROLLERZ, from its president and chairman in the year ended December 31, 2000. The purchase price for Rollerz was $300,000. The Company paid cash of $100,000, a note payable for $200,000 and assumed certain liabilities in the amount of $32,604. At December 31, 2000, the balance of the note payable was $165,862. The Company paid interest to its president on this note of $9,733 during the year ended December 31, 2000.

     The Company contracted with an entity owned by one of the members of its board of directors for construction of several of its restaurants. During the year ended December 31, 2000, the amount contracted for was $356,347. The balance owned to this related entity was $78,794 at December 31, 2000.

     From time to time, the Company borrows funds from certain of its officers. No interest was incurred on these loans.

14. CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Arizona and Texas. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000, the Company had uninsured bank balances of $250,264.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily notes receivable and trade accounts receivable. The trade accounts receivable are due primarily from franchisees in numerous geographical locations in the United States. However, notes receivable at December 31, 2000 are due from franchisees concentrated in Texas. The Company has not historically experienced material losses due to uncollectible trade accounts receivable.

     The Company's notes receivable are generally due from franchisees and are guaranteed by the franchisee and collateralized by leasehold improvements and rights under the franchise agreement. The Company has experienced credit losses under notes receivable and has generally foreclosed on the related stores and attempted to re-franchise those locations. The notes receivable balance at December 31, 2000 is comprised of numerous debtors. However, one debtor represents approximately 17%, another 12%, and four others in total 24% of the total balance at December 31, 2000. Therefore, 53% of the notes receivable balance at December 31, 2000 is concentrated with six debtors. No other single note or debtor comprises greater than 10% of the total balance at December 31, 2000.

15. STOCK BASED COMPENSATION

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net (income) loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   2000            1999
                                                 --------        ---------
        Net income (loss) - as reported          $403,913        $(150,035)
        Net income (loss) - pro forma            $175,953        $(213,581)
        Loss per share - as reported             $  (0.09)       $   (0.16)
        Loss per share - pro forma               $  (0.11)       $   (0.17)

      Under the provisions of SFAS No. 123, there were 200,000 fully vested and 22,500 prportionately vested options for the year ended December 31, 2000 and there were no fully vested options and 85,556 proportionately vested options for the year ended December 31, 1999 used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:
                                                   2000            1999
                                                   ----            ----
        Dividend yield                             None            None
        Volatility                                4.769           3.196
        Risk free interest rate                   5.25%           6.00%
        Expected asset life                      5 years         5 years

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1999, the total number of shares of common stock that may be granted is 5,000,000. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire ten years from date of grant or five years in the case of an optionee who controls more than 10% of the total combined voting power of all classes of stock of the Company.

     The Company granted 270,000 and 1,240,000 options to certain key employees during the years ended December 31, 2000 and 1999 respectively. These options all vest over three years. The options granted in the year ended December 31, 2000, are exercisable at 90,000 each at $0.50, $0.75, and $1.00. Of the 1999 options, 600,000 and 640,000 were granted at an exercise price of $1.00 and $0.50 per share respectively, the fair market value of the underlying shares on the date of grant. The options expire ten years from date of grant. The summary of activity for the Company's stock options is presented below:

                                                                     Weighted                       Weighted
                                                                      Average                        Average
                                                        2000       Exercise Price      1999       Exercise Price
                                                        ----       --------------      ----       --------------
     Options outstanding at beginning of year         1,240,000        $0.74                 0
     Granted                                            270,000        $0.75         1,240,000        $0.74
     Exercised                                              -0-                              0
     Terminated/Expired                                 (80,000)       $1.00                 0
     Options outstanding at end of year               1,430,000        $0.73         1,240,000        $0.74
     Options exercisable at end of year                 200,000        $0.50                 0
     Options available for grant at end of year       3,570,000                        760,000

     Price per share of options outstanding         $0.50-$1.00                   $0.50- $1.00


     Weighted average remaining contractual lives     9.5 years                      9.8 years

     Weighted Average fair value of options
     granted during the year                        $      0.25                   $       0.53

     In conjunction with the issuance of the Series B Preferred Stock, the Company granted 1,000,000 warrants to purchase the Company's common stock. Those warrants were repriced to $0.40 per share in December 1999 as consideration to the shareholder for that shareholder's personal guarantee on bank debt. There was no expense recognized in either the original grant or the repricing. The exercise price of the warrants exceeded the trading value of the Company's common stock at the time of issuance and repricing.

16. EMPLOYEE BENEFIT PLAN

     Selman maintains a 401(k) savings plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of six months of service. Selman matches 25% of the first 6% of the employee's salary contributed to the plan. Selman made matching contributions to the plan of $2,882 for the year ended December 31, 2000.