Form 10QSB
period 2001-03-31
KAHALA CORP/
filed 2001-05-11
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___ to ____


                        Commission File Number 000-30444


                                  KAHALA CORP.
                     (fka Sports Group International, Inc.)
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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of May 4, 2001 was 14,654,546 shares.

                                  KAHALA CORP.

                          Quarter Ended March 31, 2001

                                   Form 10-QSB

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART  I - FINANCIAL INFORMATION                                           2

ITEM 1. FINANCIAL STATEMENTS (INCLUDING NOTES)                            2-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         9-15


PART II - OTHER INFORMATION                                               15


ITEM 1. LEGAL PROCEEDINGS                                                 15

ITEM 2. CHANGES IN SECURITIES                                             15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 5. OTHER INFORMATION                                                 15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  16-20

SIGNATURES                                                                21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 and the Company's results of operations and statement of cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and related notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB.

KAHALA CORP.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2001 (unaudited)

ASSETS

CURRENT ASSETS
  Cash                                                             $     22,105
  Trade and other accounts receivable, net of allowance               1,070,139
  Inventories                                                           148,252
  Prepaid expenses and other assets                                      63,597
  Deferred income taxes                                                  19,639
  Notes receivable - current portion, net of allowance                  569,129
                                                                   ------------
       Total current assets                                           1,892,861

PROPERTY AND EQUIPMENT, net                                           1,075,184

LEASE DEPOSITS                                                          156,942

NOTES RECEIVABLE - less current portion                               2,419,112

GOODWILL, net of accumulated amortization                             5,070,879

DEFERRED INCOME TAXES                                                   496,315
                                                                   ------------

TOTAL ASSETS                                                       $ 11,111,294
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $    226,721
  Accrued liabilities                                                   842,671
  Line of credit                                                        475,522
  Notes payable - current portion                                       517,879
  Acquisition notes payable                                             178,542
  Confirmed bankruptcy liabilities - current portion                    586,276
                                                                   ------------
       Total current liabilities                                      2,827,610

NOTES PAYABLE - long-term portion                                       193,883

ACQUISITION NOTES PAYABLE - long-term portion                           176,330

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    589,427

DEFERRED FRANCHISE FEE INCOME                                           420,000
                                                                   ------------
       Total liabilities                                              4,207,250
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value, 575,000 shares
   designated, 575,000 issued                                         5,750,000
  Series B preferred stock, $10.00 par value, 650,000 shares
   designated, 650,000 issued                                         6,500,000
  Series C preferred stock, $10.00 par value, 160,000 shares
   designated, 160,000 issued                                         1,600,000
  Common stock, $.001 par value, 100,000,000 shares authorized,
   14,654,546 issued and outstanding                                     14,655
  Paid in capital                                                     5,609,701
  Accumulated deficit                                               (12,570,312)
                                                                   ------------
       Total stockholders' equity                                     6,904,044
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,111,294
                                                                   ============

KAHALA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31,  (unaudited)

                                                   2001                 2000
                                               ------------        ------------
REVENUES:
  Net product and store sales                  $    686,189        $  2,156,491
  Franchise fees                                    227,750              67,500
  Royalties                                         794,691             429,733
  Rental income                                      48,398              61,800
                                               ------------        ------------
       Total revenues                             1,757,028           2,715,524
                                               ------------        ------------
EXPENSES:
  Cost of product sales                             275,083             760,794
  Personnel expenses                                594,077             799,455
  Rent                                              289,661             434,710
  Depreciation and amortization                     100,633              82,655
  General and administrative expenses               337,787             864,872
                                               ------------        ------------
       Total expenses                             1,597,241           2,942,486
                                               ------------        ------------

OPERATING (LOSS) INCOME                             159,787            (226,962)
                                               ------------        ------------
OTHER (INCOME) AND EXPENSES
  Loss on Sale of Assets                             37,861                  --
  Interest expense                                   37,677              66,887
  Interest income                                   (25,666)             (1,447)
                                               ------------        ------------

       Total other (income) expense                  49,872              65,440
                                               ------------        ------------

INCOME BEFORE INCOME TAXES                          109,915            (292,402)

INCOME TAX (BENEFIT) PROVISION                           --            (110,989)
                                               ------------        ------------

NET INCOME (LOSS)                              $    109,915        $   (181,413)
                                               ============        ============
NET (LOSS) PER SHARE:
  Basic                                        $      (0.02)       $      (0.06)
                                               ============        ============

  Diluted                                      $      (0.02)       $      (0.06)
                                               ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          13,558,949           8,476,905
                                               ============        ============

  Diluted                                        13,558,949           8,476,905
                                               ============        ============

KAHALA CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31,  (unaudited)

                                                                      2001               2000
                                                                    ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 109,915          $(181,413)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                     100,633             82,666
    Deferred income taxes                                                  --           (110,989)
    Loss on Sale of Assets                                             37,861                 --
    Changes in assets and liabilities:
     Trade and other accounts receivable                             (194,307)          (168,620)
     Inventories                                                       14,915              4,295
     Refund lease deposits                                                 --             (2,500)
     Prepaids and other current assets                                 (8,733)           (50,335)
     Other assets                                                          --                (12)
     Accounts payable                                                  26,918             (7,210)
     Accrued liabilities                                             (236,568)            (6,513)
     Deferred franchise fee income                                    (90,000)            23,928
                                                                    ---------          ---------
          Net cash provided by (used in) operating activities        (239,366)          (416,703)
                                                                    ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (138,531)           (68,120)
  Collections on notes receivable                                      94,553             72,415
  Proceeds from sale of property and equipment                        106,507            350,000
                                                                    ---------          ---------
          Net cash provided by (used in) investing activities          62,530            354,295
                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                          378,522                 --
  Repayments on line of credit                                             --           (199,555)
  Principal repayments on notes payable                              (222,143)          (150,602)
  Payments on confirmed bankruptcy liabilities                        (57,323)           (68,450)
                                                                    ---------          ---------
          Net cash provided by (used in) financing activities          99,056           (418,607)
                                                                    ---------          ---------

INCREASE (DECREASE) IN CASH                                           (77,780)          (481,015)

CASH, BEGINNING OF PERIOD                                              99,885            644,264
                                                                    ---------          ---------

CASH, END OF PERIOD                                                 $  22,105          $ 163,249
                                                                    =========          =========

KAHALA CORP.

FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION:                         2001          2000
                                                          --------      --------
  Interest paid                                           $ 35,352      $ 66,887
                                                          ========      ========

  Income taxes paid                                       $     --      $     --
                                                          ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Common stock issued as preferred stock dividends        $334,250      $289,726
                                                          ========      ========

  Sale of property & equipment under notes receivable     $203,176      $610,000
                                                          ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of Kahala Corp. (the "Company") as of March 31, 2001, including our results of operations and cash flows for the three months ended March 31, 2001 and 2000. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended March 31, 2001 and 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2000, including specifically the financial statements and notes to such financial statements contained therein.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Our accounting policies, and the methods of applying those policies, which affect the determination of our financial position, results of operations or cash flows are summarized below:

     CASH: includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed government insured limits.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surf City Acquisition Corp. II, Surf City Squeeze, Inc., Surf City Squeeze Franchise Corp., Kona Coast Provisions, Inc. ("Kona"), Malibu Smoothie Franchise Corp., Selman Systems, Inc. and its two operating subsidiaries, Frullati Enterprises, Inc. and Frullati Franchise Systems, Inc., Fru-Cor, Inc., Rollerz Franchise Systems, LLC and Tahi Mana, LLC. All significant inter company accounts and transactions are eliminated.

     INVENTORIES: consist primarily of food products, drink mixes, supplements and supplies. Inventories are recorded at the lower of cost or market on a first-in, first-out basis.

     REVENUE RECOGNITION: Initial franchise fees are deferred until substantially all services and conditions relating to the sale of the franchise have been performed or satisfied. The Company will occasionally finance the initial franchise fee by taking a note receivable from the franchisee. The notes receivable are typically payable by the franchisees over three to five years.

     Fees from Area Development Agreements or similar development arrangements ("ADA") are recognized as revenue on a pro rata basis based on the number of stores opened to-date to total stores to be developed as stipulated in the ADA. If the total number of stores stipulated in the ADA are not opened at the expiration of the ADA, the balance of such fees is recognized.

     Kona sells mixes, supplements and related supplies to franchisees. Revenue on such sales is recognized when the product is shipped. Sales from the corporate-owned stores are recognized at the point of sale.

     The Company is entitled to marketing program income (the "Program Income") from suppliers on the basis of product volume shipped by those suppliers to franchised and corporate-owned stores. Program Income is recognized when suppliers have shipped, and stores have received, products for which Program Income apply.

     The Company also receives sublease rental income. The Company is the primary lessee on certain franchised stores. Rental income is recognized ratably over the term of the subleases.

     INCOME TAXES: The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     GOODWILL: is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 20 years. The 20-year period is based on the initial and renewable franchise periods in most franchise agreements.

3.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the periods ended March 31, 2001 an 2000 consisted of the following:

                                                      2001               2000
                                                    ---------         ---------
     Current tax (benefit) provision                $  41,402         $ (63,156)
     Deferred tax (benefit) provision                 (41,402)          (47,833)
                                                    ---------         ---------
     Total income tax provision                     $      -0-        $(110,989)
                                                    =========         =========

4.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 15,766,667 and 14,166,667 common shares and warrants to purchase one million common shares were not considered in the calculation for diluted earnings per share for the periods ended March 31, 2001 and 2000, respectively, because the effect of their inclusion would be anti-dilutive.

                                                2001                                     2000
                              -------------------------------------       ------------------------------
                                Income                         Per        Income                    Per
                                (Loss)           Shares       share       (Loss)        Shares     share
                              -------------      ------       -----       ------        ------     -----
Net (Loss) Income               $ 109,915                                $(181,413)
Preferred stock dividends        (334,250)                                (306,250)

BASIC EARNINGS PER SHARE

Loss available to common
  stockholders                  $(224,335)     13,558,949    $(0.02)     $(487,663)    8,476,905   $(0.06)

Effect of dilutive securities         N/A                                      N/A

DILUTED EARNINGS PER SHARE                                   $ (0.02)                              $(0.06)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     Certain of the information discussed in this quarterly report, and in particular in this section entitled "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements that involve risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. The words "believes," "may," "likely," "expects," "anticipates," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, including sales of franchises and corporate-owned locations, income or loss, plans for future operations, and financing needs or plans. Statements in the Company's Annual Report on Form 10-KSB, including the Notes to the Company's Consolidated Financial Statements and "Management Discussion and Analysis or Plan of Operation", describe factors, among others, that could contribute to such differences. Such factors include, without limitation, the effect of national and regional economic and market conditions in the U.S. where the Company franchises and operates store locations, costs of labor and employee benefits, costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the Company's stores, intensity of competition for locations and franchisees as well as customers, perception of food safety, spending patterns and demographic trends, legal claims and litigation, the availability of financing for the Company and its franchisees at reasonable interest rates, and legislation and governmental regulations affecting the Company's business. Many of these factors are beyond the Company's control.

GENERAL

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

     The Company has developed its business through the following acquisitions:
(i) the Surf City Squeeze concept was acquired by the Company on March 15, 1999 through a reverse merger with Surf City Acquisition Corp. II ("SCAC"), with the transaction being accounted for as a recapitalization of SCAC, with SCAC as the acquirer; (ii) the Frullati Cafe and Bakery concept was acquired by the Company on May 21, 1999 through its acquisition of 100% of Selman Systems, Inc. ("Selman") (the Company also acquired eight individual Frullati Cafe & Bakery units through its purchase of 100% of Fru-Cor, Inc. ("Fru-Cor") on July 7,
1999); and (iii) the Rollerz concept was acquired during the second quarter of 2000 from a corporation owned and controlled by the Company's President and CEO (the "Rollerz Transaction"). In addition to the above-mentioned acquisitions, the Company developed the Tahi Mana concept internally during 2000.

COMPANY OVERVIEW

     The Company currently operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names (collectively, the "Concepts"), juice bars and health food cafes that serve blended fruit drinks, sandwiches, salads, soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings and health clubs throughout the United States, Canada, and select Middle Eastern countries. As of March 31, 2001, the Company, through its subsidiaries, has approximately 215 total locations of the Concepts, of which 201 are either franchised or licensed by third parties and 14 are directly owned and operated by the Company or its subsidiaries. Of the 215 total locations of the Concepts, 112 operate as Surf City Squeeze outlets, 95 operate as Frullati Cafe & Bakery outlets, and there are four outlets each of Rollerz and Tahi Mana. The Company's corporate stores operate under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

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

     The Company derives its revenues primarily from initial franchise and license fees, ongoing royalty payments, sales from its company-owned stores, and sales of nutritional and health food products to its franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail food concepts in the United States and select international markets that include Canada, Europe, the Middle East, Australia, and certain Pacific Rim countries. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. Currently, the majority of the company-owned stores are located in the Dallas-Ft. Worth, Texas and Phoenix, Arizona metropolitan areas. The Company has not yet identified other areas where it may wish to operate company-owned stores.

RESULTS OF OPERATIONS

     Total operating revenues for the three months ended March 31, 2001, decreased by $958,496 to $1,757,028 from $2,715,524 during the same period in 2000. This decrease in operating revenues is the result of the Company selling fifteen company-owned Frullati Cafe & Bakery locations during the last eight months of 2000 to third party franchisees and four additional company-owned outlets of the Concepts during the three months ending March 31, 2001 to third party franchisees (collectively, the "Store Sales"). The decline in store revenues resulting from these Store Sales is partially offset by a corresponding increase in royalties and franchise fee income from the stores sold and new franchises sold. Royalties for the three months ended March 31, 2001 include a non-recurring $300,000 purchase of the Company's future royalties from the franchisees of its Concepts in the state of Illinois by Rilwala Foods, Inc., an area representative of the Company whose principals include Haresh Shah, a current director of the Company.

     Cost of product sales decreased to $275,083 for the three months ended March 31, 2001, compared to $760,794 for the same period in 2000. This decrease is primarily the result of the Store Sales whereby the Company reduced the number of its corporate-owned locations of the Concepts by a total of nineteen units during the period May 1, 2000 to March 31, 2001 as discussed in the preceding paragraph. However, the gross margin of store and product revenues decreased to 60% for the three months ended March 31, 2001, compared to 65% for the three months ended March 31, 2000. This decrease is attributable to the Company's revenues for the three months ending March 31, 2001 including a greater proportion of sales from lower margin raw materials and related supplies sold by its Kona subsidiary to its franchisees and licensees as the number of its corporate-owned units decreases, and that the remaining corporate-owned stores are generally poorer performing units of the Concepts.

     Personnel costs decreased by $205,378 to $594,077 for the three months ended March 31, 2001, compared to $799,455 for the same period in 2000. This decrease in personnel costs is primarily attributable to the reduction in staff associated with the Store Sales detailed above, partially offset by an increase in the Company's corporate administrative staff to support the additional franchisees who purchased the former corporate-owned locations of the Concepts.

     Rent expense decreased by $145,049 to $289,661 for the three months ended March 31, 2001, compared to $434,710 for the same period of 2000. This decrease in rent expense is primarily the result of the Company selling a total of nineteen of its corporate-owned locations of the Concepts during the period from May 1, 2000 through March 31, 2001.

     General and administrative expenses decreased by $527,085 to $337,787 for the three months ended March 31, 2001, compared to $864,872 for the same period of 2000. This decrease is primarily attributable to a decrease in legal fees during the first three months of 2001, compared to the same period of 2000 when the Company was involved in a significant lawsuit with Sports Group International, Inc., a Delaware corporation, over a failed merger that was resolved in April, 2000 in favor of the Company.

     Total other loss decreased by $15,568 to $49,872 for the three months ended March 31, 2001, compared to a loss of $65,440 for the same period of 2000. This decrease in other loss for the three months ended March 31, 2001 is due to the combination of the following: (i) a $37,861 loss recognized on the sale of four of the Company's corporate-owned locations of the Concepts and the closing of one location during the first three months of 2001; (ii) a decrease in interest expense of $29,210 in the three months ended March 31, 2001 compared to the same period of 2000 resulting from an overall decrease in the Company's outstanding debt as of March 31, 2001 compared to March 30, 2000; and (iii) an increase in interest income of $24,219 during the three months ended March 31, 2001 compared to the same period of 2000 arising from an increase in the Company's outstanding notes receivables due from third party franchisees generated from the Store Sales.

     The Company's future operating profitability has become more dependent upon franchise and royalty revenue. Gross revenues will decrease as the transition is made from corporate-owned locations to franchised locations. However, the Company will continue to attempt to grow its existing Concepts through the franchising of new locations and assisting franchisees in increasing volumes at existing locations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company's liquidity improved slightly versus December 31, 2000 and substantially improved compared to the first quarter of 2000. The Company's current ratio is 0.67 as of March 31, 2001, 0.58 as of December 31, 2000, and 0.27 as of March 31, 2000.

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution comprised of an $800,000 term note (the "Term Note") and a $200,000 revolving line of credit. During the first quarter of 2001, the Company entered into an agreement with the same national banking institution to increase the amount of its revolving line of credit from $200,000 to $500,000. As of March 31, 2001, the balance outstanding under the Term Note is approximately $494,000 and approximately $378,000 is outstanding under the revolving line of credit.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build-out and open those prospective stores. The Company did incur $138,531 in capital expenditures during the three months ended March 31, 2001.

     The Company continues to finance the sale of its corporate-owned locations by taking notes receivable from the buyers. Most of the notes are payable over three to five years. Notes receivable balances totaled $2,988,000 at March 31, 2001. This practice of taking notes receivable has caused the Company to carefully manage its cash flows in order to maintain relationships with vendors and meet payments on its debt obligations. The Company has sold the majority of its corporate-owned locations and does not anticipate an increase in notes receivable at levels commensurate with that of the past twelve to eighteen months.

     Net cash used in operating activities was approximately $239,366 for the first three months of 2001, compared to net cash used in operating activities of $416,703 for the corresponding period of 2000. The primary reasons for this change is a decrease in accrued liabilities of approximately $236,568 during the three months ended March 31, 2001 as the Company continues to reduce its overall level of outstanding obligations; a decrease in deferred franchise fee income of $90,000 as three franchisees of the Concepts opened their respective locations during the first quarter of 2001; and the Company not recording any deferred tax asset during the first quarter of 2001, compared to a $110,989 deferred tax asset recorded in the first quarter of 2000. The uses of cash detailed above is partially offset by an increase in net income, depreciation and amortization, and accounts payable during the first three months of 2001, compared to the first three months of 2000.

     Net cash provided by investing activities was approximately $62,530 for the first three months of 2001, compared to net cash provided by investing activities of $354,295 during the comparable period of 2000. The primary reason for this decrease is proceeds from the sale of property and equipment is only $106,507 during the first three months of 2001, compared to proceeds of $350,000 during the same period of 2000. This decrease in proceeds during the first quarter of 2001 is the result of the Company receiving a greater percentage of the purchase price of the corporate-owned locations of the Concepts sold to third party franchisees during the first quarter of 2001 in promissory notes and other deferred arrangements rather than cash. The Company also purchased $138,531 of property and equipment to construct new Rollerz and Tahi Mana outlets during the first three months of 2001, compared to $68,120 of such purchases during the comparable period of 2000.

     Net cash provided by financing activities for the first three months of 2001 was approximately $99,056, compared to net cash used in financing activities of $418,607 during the same period of 2000. The primary reason for this increase is the Company received $378,522 in net proceeds from borrowing on its newly expanded $500,000 revolving line of credit discussed above during the first three months of 2001, compared to net repayments against the outstanding balance of its line of credit of $199,555 during the same period of 2000.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility, including the newly increased $500,000 revolving line of credit, discussed above. Nevertheless, the Company is seeking additional debt or equity financing from various sources, including investment banks and private investors, to fund future expansion and for potential future acquisitions.

     The Company has never paid cash dividends on its common stock and does not anticipate a change in this policy in the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Factors that may affect the Company's future results are described in detail at pages 31-32 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. These factors include, without limitation, the effect of national and regional economic and market conditions in the U.S. where the Company franchises and operates store locations, costs of labor and employee benefits, costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the Company's stores, intensity of competition for locations and franchisees as well as customers, perception of food safety, spending patterns and demographic trends, legal claims and litigation, the availability of financing for the Company and its franchisees at reasonable interest rates, and legislation and governmental regulations affecting the Company's business. Many of these factors are beyond the Company's control. Due to the factors note above and in the Company's Form 10-KSB for the year ended December 31, 2000, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

          10.13 Series C Preferred Stock Agreement between Sports Group International, Inc. and Rilwala Group, Inc. dated December 28, 2000, incorporated by reference to Exhibit
                         10.13 of the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001, File No. 000-30444.

          10.14 Exclusive Master Development Agreement and Investment Agreement between Sports Group International, Inc. and Rilwala Group, Inc. dated November 1, 2000, incorporated by reference to Exhibit 10.14 of the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001, File No. 000-30444.

          11* Computation of Per Share Earnings - Located in the March 31, 2001 Statement of Operations and footnote four to such financial statement filed herewith on page four and nine, respectively.

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

KAHALA CORP.
(Registrant)


By: /s/ Kevin Blackwell                                  Date: May 9, 2001
    ---------------------------------
    Kevin Blackwell
    President, CEO, and Director


By: /s/ David Guarino                                    Date: May 9, 2001
    ---------------------------------
    David Guarino
    Vice President, Chief Financial
    Officer, and Director (Principal
    Financial and Accounting Officer)