Form 10QSB
period 2001-06-30
KAHALA CORP/
filed 2001-08-14
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of August 10, 2001 was 16,818,609 shares.

                                  KAHALA CORP.

                           Quarter Ended June 30, 2001

                                   FORM 10-QSB

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I - FINANCIAL INFORMATION                                              2

     ITEM 1.   FINANCIAL STATEMENTS (INCLUDING NOTES)                     3-9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                             10-16

PART II - OTHER INFORMATION                                                17

     ITEM 1.   LEGAL PROCEEDINGS                                           17

     ITEM 2.   CHANGES IN SECURITIES                                       17

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             17

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

     ITEM 5.   OTHER INFORMATION                                           17

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         18-22

SIGNATURES                                                                 23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 and the Company's results of operations and statement of cash flows for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

                                  KAHALA CORP.
                           CONSOLIDATED BALANCE SHEET
                        AS OF JUNE 30, 2001 (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
  Cash                                                             $     49,463
  Trade and other accounts receivable, net of allowance               1,217,604
  Inventories                                                           146,875
  Prepaid expenses and other assets                                      90,905
  Deferred income taxes                                                  19,639
  Notes receivable - current portion, net of allowance                  524,974
                                                                   ------------
     Total current assets                                             2,049,460

PROPERTY AND EQUIPMENT, net                                             677,269

LEASE DEPOSITS                                                          157,942

NOTES RECEIVABLE - less current portion                               2,683,608

GOODWILL, net of accumulated amortization                             5,001,128

DEFERRED INCOME TAXES                                                   496,315
                                                                   ------------
TOTAL ASSETS                                                       $ 11,065,722
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    141,380
  Accrued liabilities                                                   693,806
  Line of credit                                                        552,401
  Notes payable - current portion                                       531,352
  Acquisition notes payable                                             171,721
  Confirmed bankruptcy liabilities - current portion                    574,393
                                                                   ------------
     Total current liabilities                                        2,665,053

NOTES PAYABLE - long-term portion                                       116,309

ACQUISITION NOTES PAYABLE - long-term portion                           132,009

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    548,379

DEFERRED FRANCHISE FEE INCOME                                           690,000
                                                                   ------------
     Total liabilities                                                4,151,750
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value, 575,000 shares
   designated, 575,000 issued                                         5,750,000
  Series B preferred stock, $10.00 par value, 650,000 shares
   designated, 650,000 issued                                         6,500,000
  Series C preferred stock, $10.00 par value, 160,000 shares
   designated, 160,000 issued                                         1,600,000
  Common stock, $.001 par value, 100,000,000 shares authorized,
   16,818,609 issued and outstanding                                     16,819
  Paid in capital                                                     5,953,787
  Accumulated deficit                                               (12,906,634)
                                                                   ------------
     Total stockholders' equity                                       6,913,972
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,065,722
                                                                   ============

                                  KAHALA CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                              ----------------------------    ----------------------------
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
REVENUES:
  Net product and store sales                 $  1,283,431    $  4,261,081    $    597,242    $  2,104,590
  Franchise fees                                   397,250         597,143         169,500         529,643
  Royalties                                      1,436,018         866,981         641,327         437,248
  Rental income                                     86,797         123,600          38,399          61,800
                                              ------------    ------------    ------------    ------------
     Total revenues                              3,203,496       5,848,805       1,446,468       3,133,281
                                              ------------    ------------    ------------    ------------
EXPENSES:
  Cost of product sales                            535,475       1,535,286         260,392         774,492
  Personnel expenses                             1,247,190       1,829,001         653,113       1,029,546
  Rent                                             486,558         866,667         196,897         431,957
  Depreciation and amortization                    184,821         283,683          84,188         201,028
  General and administrative expenses              530,733       1,264,406         192,946         399,534
                                              ------------    ------------    ------------    ------------
      Total expenses                             2,984,777       5,779,043       1,387,536       2,836,557
                                              ------------    ------------    ------------    ------------

OPERATING (LOSS) INCOME                            218,719          69,762          58,932         296,724
                                              ------------    ------------    ------------    ------------
OTHER (INCOME) AND EXPENSES
  Loss on sale of assets                            79,674        (325,000)         41,813        (325,000)
  Interest expense                                  70,025         147,975          32,348          81,088
  Interest income                                  (50,453)        (56,333)        (24,787)        (54,886)
                                              ------------    ------------    ------------    ------------

  Total other expense                               99,246        (233,358)         49,374        (298,798)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         119,473         303,120           9,558         595,522

INCOME TAX (BENEFIT) PROVISION                          --              --              --         110,989
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $    119,473    $    303,120    $      9,558    $    484,533
                                              ============    ============    ============    ============
NET (LOSS) INCOME PER SHARE:
  Basic                                       $      (0.04)   $       0.03    $      (0.02)   $       0.05
                                              ============    ============    ============    ============
  Diluted                                     $      (0.04)   $       0.01    $      (0.02)   $       0.01
                                              ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         14,468,458       8,801,389      15,367,973       9,128,614
                                              ============    ============    ============    ============
  Diluted                                       14,468,458      22,968,056      15,637,973      23,547,677
                                              ============    ============    ============    ============

                                  KAHALA CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                         2001             2000
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income (loss)                                                 $   119,473       $   303,120
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        184,821           283,683
    Deferred income taxes                                                     --                --
    Loss (Gain) on sale of assets                                         79,674          (325,000)
  Changes in assets and liabilities:
    Trade and other accounts receivable                                   34,152          (158,373)
    Inventories                                                           16,292          (146,649)
    Refundable lease deposits                                             (1,000)               --
    Prepaids and other current assets                                    (36,041)            5,994
    Accounts payable                                                     (58,054)          (88,021)
    Accrued liabilities                                                 (385,433)         (133,916)
    Deferred franchise fee income                                       (224,000)         (216,220)
                                                                     -----------       -----------
          Net cash provided by (used in) operating activities           (270,116)         (475,382)
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (174,830)         (470,309)
  Collections on notes receivable                                        220,253            93,586
  Proceeds from sale of property and equipment                           166,509         1,275,000
                                                                     -----------       -----------
          Net cash (used in)  investing activities                       211,932           898,277
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                             455,401                --
  Proceeds from borrowings on notes payable                                   --            70,000
  Principal repayments on notes payable                                 (337,385)         (911,378)
  Payments on confirmed bankruptcy liabilities                          (110,254)         (112,827)
                                                                     -----------       -----------
          Net cash provided by (used in) financing activities              7,762          (954,205)
                                                                     -----------       -----------

INCREASE (DECREASE) IN CASH                                              (50,422)         (531,310)

CASH, BEGINNING OF PERIOD                                                 99,885           644,264
                                                                     -----------       -----------

CASH, END OF PERIOD                                                  $    49,463       $   112,954
                                                                     ===========       ===========

                                  KAHALA CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)


                                                                       2001           2000
                                                                    ----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                     $   40,429     $   94,874
                                                                    ==========     ==========
  Income taxes paid                                                 $       --     $       --
                                                                    ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING FINANCING ACTIVITIES:

  Common stock issued as preferred stock dividends                  $  680,500     $  579,452
                                                                    ==========     ==========
  Sale of property & equipment under notes receivable               $  468,176     $1,830,000
                                                                    ==========     ==========

                                  KAHALA CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of Kahala Corp. (the "Company") as of June 30, 2001, including our results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six months ended June 30, 2001 and 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2000, including specifically the financial statements and notes to such financial statements contained therein.

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

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Surf City Acquisition Corp. II, Surf City Squeeze, Inc., Surf City Squeeze Franchise Corp., Kona Coast Provisions, Inc. ("Kona"), Malibu Smoothie Franchise Corp., Selman Systems, Inc. and its two operating subsidiaries, Frullati Enterprises, Inc. and Frullati Franchise Systems, Inc., Fru-Cor, Inc., Rollerz Franchise Systems, LLC and Tahi Mana, LLC. All significant inter company accounts and transactions are eliminated.

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

     The Company also receives sublease rental income. The Company is the primary lessee on certain franchised and licensed stores. Rental income is recognized ratably over the term of the subleases.

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

3.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the periods ended June 30, 2001 an 2000 consisted of the following:

                                   SIX MONTHS ENDING JUNE 30,     THREE MONTHS ENDING JUNE 30,
                                   --------------------------     ----------------------------
                                     2001             2000           2001              2000
                                   --------         ---------      --------         ---------
Current tax (benefit) provision    $ 45,391         $ 121,200      $  3,989         $  63,156
Deferred tax (benefit) provision    (45,391)         (121,200)       (3,989)           47,833
                                   --------         ---------      --------         ---------
Total income tax provision         $    -0-         $     -0-      $    -0-         $ 110,989
                                   ========         =========      ========         =========

4.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 15,766,667 and 14,166,667 common shares and warrants to purchase one million common shares were not considered in the calculation for diluted earnings per share for the six months ended June 30, 2001 because the effect of their inclusion would be anti-dilutive.

                                           SIX MONTHS ENDING JUNE 30, 2001        THREE MONTHS ENDING MARCH 31, 2000
                                        -------------------------------------    ------------------------------------
                                                                        PER       INCOME
                                        INCOME (LOSS)      SHARES      SHARE      (LOSS)        SHARES      PER SHARE
                                        -------------    ----------    ------    ---------    ----------    ---------
Net Income (Loss)                         $ 119,473                              $   9,559
Preferred stock dividends                  (680,500)                              (346,250)

BASIC EARNINGS PER SHARE
Loss available to common stockholders     $(561,027)     14,001,541    $(0.04)   $(336,691)   15,367,973      $(0.02)

Effect of dilutive securities                 N/A                                    N/A

DILUTED EARNINGS PER SHARE                                             $(0.04)                                $(0.02)

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

COMPANY OVERVIEW

     The Company currently operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names (collectively, the "Concepts"), juice bars and health food cafes that serve blended fruit drinks, sandwiches, salads, soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings and health clubs throughout the United States, Canada, and select Middle Eastern countries. As of June 30, 2001, the Company, through its subsidiaries, has approximately 209 total locations of the Concepts, of which 203 are either franchised or licensed by third parties and 6 are directly owned and operated by the Company or its subsidiaries. Of the 209 total locations of the Concepts, 113 operate as Surf City Squeeze outlets, 90 operate as Frullati Cafe & Bakery outlets, 4 operate as Rollerz outlets, and 2 operate as Tahi Mana outlets. The Company's corporate stores operate under the Frullati Cafe and Bakery, Surf City Squeeze, and Rollerz brand names. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

     The stores operating under the Frullati Cafe and Bakery brand name are located primarily in shopping malls, airports and hospitals in the midwest, southwest, and southeastern United States. The average Frullati Cafe and Bakery store derives approximately 60% of its total revenue from blended fruit drinks and other beverage sales and approximately 40% from the sale of sandwiches, baked goods, soups, salads and other healthy food items. The stores operating under the Surf City Squeeze brand name are located in shopping malls and health clubs primarily in California, Arizona and Canada. The average Surf City store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, and nutrients and supplements that are added to the drinks. The stores operating under the Rollerz brand name are located in office buildings and shopping malls in Arizona, Texas, and California. The average Rollerz store derives approximately 75% of its total revenues from gourmet rolled sandwiches, soups, salads, baked goods, and other healthy snacks and approximately 25% from the sale of blended fruit drinks and other beverage items. The stores operating under the Tahi Mana brand name are located in health clubs in Arizona. The average Tahi Mana store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, nutrients and supplements that are added to the drinks or can be taken home, and healthy snacks.

     The Company derives its revenues primarily from area representative and development fees, initial franchise and license fees, ongoing royalty payments, sales from its company-owned stores, and sales of nutritional and health food products to its franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail food concepts in the United States and select international markets that include Canada, Europe, the Middle East, Australia, and certain Pacific Rim countries. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. The Company has not yet identified other areas where it may wish to operate company-owned stores.

RESULTS OF OPERATIONS

     Total operating revenues for the six months ended June 30, 2001 decreased by $2,645,309 to $3,203,496 from $5,848,805 during the same six month period in 2000. For the three months ended June 30, 2001, total operating revenues decreased by $1,686,813 to $1,446,468 from $3,133,281 during the same period of 2000. This decrease in operating revenues is the result of the Company selling nine company-owned Frullati Cafe & Bakery locations during the last six months of 2000 to third party franchisees and selling five additional company-owned outlets of the Concepts during the six months ending June 30, 2001 to third party franchisees (collectively, the "Store Sales"). Additionally, during the six months ended June 30, 2001, the Company closed a total of six underperforming company-owned outlets of the Concepts in an effort to increase the Company's overall profitability, five of which were closed during the three month period ending June 30, 2001 (collectively, the "Store Closures"). The decline in store revenues resulting from the Store Sales and the Store Closures is partially offset by a corresponding increase in royalties and franchise fee income from the company-owned stores sold to third party franchisees and brand new franchises sold. Royalties for the six months ended June 30, 2001 include a non-recurring $300,000 purchase closing in March, 2001 of the Company's future royalties from the franchisees of its Concepts in the state of Illinois by Rilwala Foods, Inc., an area representative of the Company whose principals include Haresh Shah, a current director of the Company.

     Cost of product sales decreased to $535,475 for the six months ended June 30, 2001, compared to $1,535,286 for the same six month period in 2001. For the three months ended June 30, 2001, cost of product sales decreased to $260,392, compared to $774,492 for the same period of 2000. This decrease is primarily the result of the Store Sales and the Store Closures whereby the Company reduced the number of its corporate-owned locations of the Concepts by a total of twenty units during the period July 1, 2000 to June 30, 2001 as discussed in the preceding paragraph. However, the gross margin of store and product revenues decreased to approximately 58% for the six months ended June 30, 2001, compared to approximately 64% for the six months ended June 30, 2000. Additionally, the gross margin of store and product revenues decreased to approximately 56% for the three months ended June 30, 2001, compared to approximately 63% for the same three month period of 2000. These decreases are attributable to the Company's revenues for the three and six months ending June 30, 2001 including a greater proportion of sales from lower margin raw materials and related supplies sold by its Kona subsidiary to the franchisees and licensees of the Company's Concepts as the number of its corporate-owned units decreases, and that the Company's remaining corporate-owned stores are generally poorer performing units of the Concepts.

     Personnel  costs  decreased  by $581,811 to  $1,247,190  for the six months ended June 30, 2001, compared to $1,829,001 for the same six month period in 2000. For the three months ended June 30, 2001, personnel costs decreased by $376,433 to $653,113, compared to $1,029,546 for the same three month period of 2000. These decreases in personnel costs are primarily attributable to the reduction in staff associated with the Store Sales and Store Closures detailed above, partially offset by an increase in the Company's corporate administrative staff to support the additional franchisees who purchased the former corporate-owned locations of the Concepts as part of the Store Sales.

     Rent expense decreased by $380,109 to $486,558 for the six months ended June 30, 2001, compared to $866,667 for the same six month period of 2000. For the three months ended June 30, 2001, rent expense decreased $235,060 to $196,897, compared to $431,957 for the same three month period of 2000. This decrease in rent expense during both the three and six month periods ending June 30, 2001 is primarily the result of the Company selling a total of fourteen of its corporate-owned locations of the Concepts during the period from July 1, 2000 through June 30, 2001, and closing an additional six underperforming company-owned outlets of the Concepts during the six month period ended June 30, 2001, with five of these six outlets closed during the three month period ending June 30, 2001.

     General and administrative expenses decreased by $733,673 to $530,733 for the six months ended June 30, 2001, compared to $1,264,406 for the same period of 2000. For the three months ended June 30, 2001, general and administrative expenses decreased $206,588 to $192,946, compared to $399,534 for the same three month period of 2000. These decreases in general and administrative expenses are primarily attributable to a decrease in legal fees during the first six months of 2001, compared to the same period of 2000 when the Company was involved in a significant lawsuit with Sports Group International, Inc., a Delaware corporation, over a failed merger that was resolved during the second quarter of 2000 in favor of the Company.

     Total other expense increased by $332,604 to $99,246 for the six months ended June 30, 2001, compared to other income of $233,358 for the same six month period of 2000. Total other expense increased by $348,172 to $49,374 for the three months ended June 30, 2001, compared to other income of $298,798 during the same period of 2000. This increase in other expenses for the six months ended June 30, 2001 is due to a combination of the following two items: (i) a $79,674 loss recognized on the sale of five of the Company's corporate-owned locations of the Concepts and the closing of six underperforming corporate-owned locations during the first six months of 2001, compared to a gain of $325,000 from the sale of six of the Company's corporate-owed locations of the Concepts during the same six month period of 2000; and (ii) a decrease in interest expense of $77,950 during the six months ended June 30, 2001 compared to the same six month period of 2000, resulting from an overall decrease in the Company's outstanding debt during the past twelve months. The increase in other expenses for the three months ended June 30, 2001 is due to a combination of the following events: (i) a $41,813 loss recognized on the sale of one of the Company's corporate-owned locations of the Concepts and the closing of five underperforming corporate-owned locations during the three months ending June 30, 2001, compared to a gain of $325,000 from the sale of six of the Company's corporate-owed locations of the Concepts during the same three month period of 2000; and (ii) a decrease in interest expense of $48,740 in the three months ended June 30, 2001 compared to the same three month period of 2000, resulting from an overall decrease in the Company's outstanding debt during the past twelve months.

     The Company's future operating profitability has become more dependent upon franchise and royalty revenue. Gross revenues will decrease as the transition is made from corporate-owned locations to franchised locations. However, the Company will continue to attempt to grow its existing Concepts through the franchising of new locations and assisting franchisees in increasing volumes at their existing locations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company's liquidity improved modestly versus March 31, 2001 and December 31, 2000, and substantially improved compared to the second quarter of 2000. The Company's current ratio is 0.77 as of June 30, 2001,
0.67 as of March 31, 2001, 0.58 as of December 31, 2000, and 0.37 as of June 30, 2000.

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution comprised of an $800,000 term note (the "Term Note") and a $200,000 revolving line of credit. During the first quarter of 2001, the Company entered into an agreement with the same national banking institution to increase the amount of its revolving line of credit from $200,000 to $500,000. As of June 30, 2001, the balance outstanding under the Term Note is approximately $430,000 and approximately $455,000 is outstanding under the $500,000 revolving line of credit.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build-out and open those prospective stores. The Company did incur $174,830 and $36,299 in capital expenditures during the six and three month periods ended June 30, 2001, respectively.

     The Company continues to finance the sale of its corporate-owned locations by taking notes receivable from the buyers. Most of the notes are payable over three to five years. Notes receivable balances totaled $3,208,582 at June 30, 2001. This practice of taking notes receivable has caused the Company to carefully manage its cash flows in order to maintain relationships with vendors and meet payments on its debt obligations. The Company has sold the majority of its corporate-owned locations and does not anticipate an increase in notes receivable at levels commensurate with that of the past twelve to eighteen months.

     Net cash used in operating activities was approximately $270,116 for the first six months of 2001, compared to net cash used in operating activities of $475,382 for the corresponding six month period of 2000. The primary sources of cash from operating activities during the first six months of 2001 causing this change are as follows: (i) the Company recognized a loss of $79,674 on the sale of five of its corporate-owned locations of the Concepts and the closing of six underperforming corporate-owned locations of the Concepts during the first six months of 2001 compared to a gain of $325,000 from the sale of six of the Company's corporate-owned locations of the Concepts during the same six month period of 2000; (ii) a reduction in the Company's inventory levels of $16,292 during the six months ending June 30, 2001 compared to an increase in inventory of $146,649 during the same six months of 2000 due to the above-referenced reduction in the number of corporate-owned locations of the Company's Concepts; and (iii) a reduction in the Company's trade and other accounts receivable of $34,152 during the six months ending June 30, 2001 compared to an increase in trade and other receivables of $146,649 during the same period of 2000 as the Company was more aggressive in collecting its royalties and other related receivables from franchisees and licensees during the first six months of 2001.

     The sources of cash from operating activities detailed above are partially offset by a decrease in accrued liabilities of approximately $385,433 during the six months ended June 30, 2001 compared to a decrease of only $133,916 during the same period of 2000 as the Company continues to reduce its overall level of outstanding obligations. Additionally, the Company also experienced a decrease in overall net income and depreciation and amortization during the first six months of 2001 as compared to the first six months of 2000.

     Net cash provided by investing activities was approximately $211,932 for the first six months of 2001, compared to net cash provided by investing activities of $898,277 during the comparable six month period of 2000. The primary reason for this decrease is proceeds from the sale of property and equipment is only $166,509 during the first six months of 2001, compared to proceeds of $1,275,000 during the same period of 2000. This decrease in proceeds from the sale of property and equipment during the first six months of 2001 is the result of the Company receiving a greater percentage of the purchase price of the corporate-owned locations of the Concepts sold to third party franchisees during the first six months of 2001 in promissory notes and other deferred arrangements rather than cash. The decrease in the proceeds from the sale of property and equipment during the first six months of 2001 was partially offset by the Company's purchases of $174,830 of property and equipment to construct new outlets of its Concepts during the first six months of 2001, compared to $470,309 of such purchases during the comparable period of 2000 when the Rollerz Transaction was completed and the first Tahi Mana location was opened.

     Net cash provided by financing activities for the first six months of 2001 was approximately $7,762, compared to net cash used in financing activities of $954,205 during the same six month period of 2000. The primary reason for this increase was the Company received $455,401 in net proceeds from borrowing on its newly expanded $500,000 revolving line of credit discussed above during the first six months of 2001, compared to net proceeds from borrowing on notes payable of only $70,000 during the same period of 2000. The above-referenced source of cash from financing activities during 2001 was partially offset by a decrease of $573,993 in principal payments on notes payable during the first six months of 2001 as compared to the same period of 2000, as the Company made principal payments on a $1,200,000 promissory note held by the prior owners of Fru-Cor, Inc. (the "Fru-Cor Note") of $600,000 during the first six months of 2000. The Fru-Cor Note was paid in full by the end of 2000.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility, including the newly increased $500,000 revolving line of credit, discussed above. Nevertheless, the Company is seeking additional debt or equity financing from various sources, including investment banks, venture capitalists, and
private   investors,   to  fund  future   expansion  and  for  potential  future
acquisitions.

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

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     Ranch * 1, Inc., through its wholly owned subsidiaries, owns and operates and franchises Ranch * 1 quick service restaurants that specialize in the sale of grilled chicken sandwiches and other grilled chicken products, Ranch * 1 famous fries, and other food and beverage items. Currently, there are 51 Ranch * 1 restaurants operating in 12 states, the District of Columbia, and Taiwan, of which 47 are franchised to third parties and the remaining four are corporately owned. On July 3, 2001, Ranch * 1, Inc. and each of its wholly owned subsidiaries (collectively, "Ranch 1") filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.

     During July, 2001, the Company, through a newly formed wholly owned subsidiary, R 1 Franchise Systems, L.L.C. ("R 1 Franchise"), entered into a Debtor-In-Possession Loan and Security Agreement with Ranch 1 to provide up to $2,000,000 in secured debtor in possession financing to Ranch 1 during the pendancy of its bankruptcy reorganization (the "Loan Agreement"). In connection with the Loan Agreement, on July 6, 2001, the Company and R 1 Franchise entered into a Memorandum of Agreement with a significant shareholder of the Company that provides up to $2,500,000 to R 1 Franchise for purposes of the Loan Agreement (the "Financing Agreement").

     On July 31, 2001, the U.S. Bankruptcy Court for the Southern District of New York entered a final order (the "Final Order") approving the Loan Agreement between Ranch 1 and R 1 Franchise. As of August 13, 2001, R 1 Franchise has advanced Ranch 1 $500,000 under the Loan Agreement.

     In addition to customary terms and conditions, among other things, the Final Order provided for R 1 Franchise to be paid a commission equal to 50% of the initial franchise fees and area development fees generated from sales of new Ranch * 1 franchises and area development rights introduced by R 1 Franchise during the period when Ranch 1 is operating under Chapter 11 bankruptcy protection.

     A copy of the Loan Agreement,  the Final Order, and the Financing Agreement
are  attached  to  this  Form  10-QSB  as  Exhibits  10.15,   10.16,  and  10.17
respectively.

     As contemplated by the Loan Agreement, the Company intends to negotiate with the current Ranch 1 management team regarding the terms of a plan of reorganization. Under the Loan Agreement, the Company has agreed that it will not file a plan unless that plan provides for R1 Franchise (if R1 Franchise so elects) to acquire the assets of Ranch 1. There can be no assurance, however, that any such plan of reorganization will ever be successfully negotiated and/or ultimately approved.

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

         EXHIBIT NUMBER                        DESCRIPTION
         --------------                        -----------

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

         EXHIBIT NUMBER                        DESCRIPTION
         --------------                        -----------

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

         EXHIBIT NUMBER                        DESCRIPTION
         --------------                        -----------

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

        EXHIBIT NUMBER                         DESCRIPTION
        --------------                         -----------

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

          10.15 *(1)     Debtor-In-Possession Loan and Security Agreement by and
                         between R 1 Franchise  Systems,  L.L.C.  and Ranch * 1,
                         Inc (and its affiliated entities) dated July 5, 2001.

          10.16 *(1)     Final  Order  Entered by the United  States  Bankruptcy
                         Court for the Southern District of New York Authorizing
                         Ranch 1, Inc. (and its  affiliated  entities) to Obtain
                         Post-Petition  Secured  Financing  Pursuant to Sections
                         364(C)(1),  364(C)(2) and  364(C)(3) of the  Bankruptcy
                         Code,   and   Approving   Joint   Franchise   Marketing
                         Agreement.

          10.17 *(1)(2)  Memorandum of Agreement dated July 6, 2001.

          11 * Computation of Per Share Earnings - Located in the June 30, 2001 Statement of Operations and footnote four to such financial statement filed herewith on page four and nine, respectively.

          21 Subsidiary Information. (See Chart), incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.
----------
* Filed herewith.

(1) All schedules, exhibits, riders, and addendums to this Agreement have been intentionally omitted with this filing and are available to the Commission upon request.

(2)  The  Company  has  sought  confidential   treatment  for  portions  of  the
     referenced exhibits.

(b)  Reports on Form 8-K

NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAHALA CORP.
(Registrant)


By: /s/ Kevin Blackwell                                    Date: August 13, 2001
    ---------------------------------------
    Kevin Blackwell
    President, CEO, and Director


By: /s/ David Guarino                                      Date: August 13, 2001
    ---------------------------------------
    David Guarino
    Vice President, Chief Financial Officer
    and Director (Principal Financial and
    Accounting Officer)