Form 10QSB
period 2001-09-30
KAHALA CORP/
filed 2001-11-14
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of November 12, 2001 was 18,709,786 shares.

                                  KAHALA CORP.

                        Quarter Ended September 30, 2001

                                   FORM 10-QSB

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I -  FINANCIAL INFORMATION                                                2

ITEM 1.   FINANCIAL STATEMENTS (INCLUDING NOTES)                             2-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10-18

PART II - OTHER INFORMATION                                                   18

ITEM 1.   LEGAL PROCEEDINGS                                                   18

ITEM 2.   CHANGES IN SECURITIES                                               18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18

ITEM 5.   OTHER INFORMATION                                                   18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 19-23

SIGNATURES                                                                    24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, the Company's results of operations for the three and nine months ended September 30, 2001 and 2000, and the Company's statement of cash flows for the nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

KAHALA CORP.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                             $     25,777
  Trade and other accounts receivable, net of allowance                 968,367
  Inventories                                                           184,011
  Prepaid expenses and other assets                                      80,065
  Deferred income taxes                                                  19,639
  Notes receivable - current portion, net of allowance                1,353,861
                                                                   ------------
     Total current assets                                             2,631,720

PROPERTY AND EQUIPMENT, net                                             639,573
LEASE DEPOSITS                                                          156,942
NOTES RECEIVABLE - less current portion                               2,826,515
GOODWILL, net of accumulated amortization                             4,974,450
DEFERRED INCOME TAXES                                                   496,684
                                                                   ------------
TOTAL ASSETS                                                       $ 11,725,884
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $    177,532
  Accrued liabilities                                                   690,230
  Line of credit                                                        555,140
  Notes payable - current portion                                     1,088,687
  Acquisition notes payable                                             175,443
  Confirmed bankruptcy liabilities - current portion                    591,209
                                                                   ------------
     Total current liabilities                                        3,278,241

NOTES PAYABLE - long-term portion                                       198,018
ACQUISITION NOTES PAYABLE - long-term portion                            86,727
CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    462,987
DEFERRED FRANCHISE FEE INCOME                                           780,000
                                                                   ------------
     Total liabilities                                                4,805,973
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value, 575,000 shares
    designated, 575,000 issued                                        5,750,000
  Series B preferred stock, $10.00 par value, 650,000 shares
    designated, 650,000 issued                                        6,500,000
  Series C preferred stock, $10.00 par value, 160,000 shares
    designated, 160,000 issued                                        1,600,000
  Common stock, $.001 par value, 100,000,000 shares authorized,
    18,709,786 issued and outstanding                                    18,710
  Paid in capital                                                     6,298,146
  Accumulated deficit                                               (13,246,945)
                                                                   ------------
     Total stockholders' equity                                       6,919,911
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,725,884
                                                                   ============

KAHALA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30,  (UNAUDITED)
--------------------------------------------------------------------------------

                                                          NINE                           THREE
                                              ----------------------------    ----------------------------
                                                 2001            2000             2001           2000
                                              ------------    ------------    ------------    ------------
REVENUES:
  Net product and store sales                 $  1,871,465    $  5,165,501    $    588,034    $    904,420
  Franchise fees                                   589,750         843,543         192,500         246,400
  Royalties                                      1,976,611       1,442,988         540,593         576,007
  Rental income                                    123,397         180,300          36,600          56,700
                                              ------------    ------------    ------------    ------------
     Total revenues                              4,561,223       7,632,332       1,357,727       1,783,527
                                              ------------    ------------    ------------    ------------

EXPENSES:
  Cost of product sales                            722,140       1,799,661         186,665         264,375
  Personnel expenses                             1,756,865       2,493,310         509,675         664,309
  Rent                                             669,428       1,128,152         182,870         261,485
  Depreciation and amortization                    291,179         371,662         106,358          87,979
  General and administrative expenses              964,189       1,570,851         433,456         306,445
                                              ------------    ------------    ------------    ------------
      Total expenses                             4,403,801       7,363,636       1,419,024       1,584,593
                                              ------------    ------------    ------------    ------------

OPERATING (LOSS) INCOME                            157,422         268,696         (61,297)        198,934
                                              ------------    ------------    ------------    ------------

OTHER (INCOME) AND EXPENSES
  Loss on sale of assets                             7,225        (194,644)        (72,449)        130,356
  Interest expense                                 113,535         207,242          43,510          59,267
  Interest income                                  (88,750)        (89,532)        (38,297)        (33,199)
                                              ------------    ------------    ------------    ------------

  Total other expense (income)                      32,010         (76,934)        (67,236)        156,424
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         125,412         345,630           5,940          42,510

INCOME TAX (BENEFIT) PROVISION                          --              --              --              --
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $    125,412    $    345,630    $      5,940    $     42,510
                                              ============    ============    ============    ============

NET (LOSS) INCOME PER SHARE:
  Basic                                       $      (0.06)   $      (0.06)   $      (0.02)   $      (0.02)
                                              ============    ============    ============    ============

  Diluted                                     $      (0.06)   $      (0.06)   $      (0.02)   $      (0.02)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         15,476,514       9,160,499      17,466,799       9,875,419
                                              ============    ============    ============    ============

  Diluted                                       15,476,514       9,160,499      17,466,799       9,875,419
                                              ============    ============    ============    ============

KAHALA CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    2001           2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income (loss)                                             $   125,412    $   345,630
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                      250,890        371,662
  Deferred income taxes                                                   --             --
  Loss (Gain) on sale of assets                                        7,225       (194,644)
  Changes in assets and liabilities:
    Trade and other accounts receivable                              280,839       (198,749)
    Inventories                                                      (20,844)      (105,154)
    Prepaids and other current assets                                (25,201)        (5,224)
    Accounts payable                                                 (22,271)      (194,478)
    Accrued liabilities                                             (389,009)      (466,371)
    Deferred franchise fee income                                   (385,000)        95,528
                                                                 -----------    -----------
          Net cash provided by (used in) operating activities       (177,959)      (351,800)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (176,525)      (441,056)
  Financing of notes receivable                                     (500,000)            --
  Collections on notes receivable                                    280,459        149,372
  Proceeds from sale of property and equipment                       216,508      1,447,144
                                                                 -----------    -----------
          Net cash provided by (used in)  investing activities      (179,558)     1,155,460
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                         458,140             --
  Proceeds from borrowings on notes payable                          500,000         70,000
  Principal repayments on notes payable                             (495,901)    (1,315,069)
  Payments on confirmed bankruptcy liabilities                      (178,830)      (160,542)
                                                                 -----------    -----------
          Net cash provided by (used in) financing activities        283,409     (1,405,611)
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH                                          (74,108)      (601,951)

CASH, BEGINNING OF PERIOD                                             99,885        644,264
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $    25,777    $    42,313
                                                                 ===========    ===========

KAHALA CORP.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
--------------------------------------------------------------------------------

                                                           2001          2000
                                                        ----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                         $  111,567    $  207,242
                                                        ==========    ==========

  Income taxes paid                                     $       --    $       --
                                                        ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued as preferred stock dividends      $1,026,750    $  869,178
                                                        ==========    ==========

  Sale of property & equipment under notes receivable   $  493,176    $1,284,883
                                                        ==========    ==========

KAHALA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of Kahala Corp. (the "Company") as of September 30, 2001, including our results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine months ended September 30, 2001 and 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2000, including specifically the audited financial statements and notes to such financial statements contained therein.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Our accounting policies, and the methods of applying those policies, which affect the determination of our financial position, results of operations and/or cash flows are summarized below:

     CASH: includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed government insured limits.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Surf City Acquisition Corp. II, Surf City Squeeze, Inc., Surf City Squeeze Franchise Corp., Kona Coast Provisions, Inc. ("Kona"), Malibu Smoothie Franchise Corp., Selman Systems, Inc. and its two operating subsidiaries, Frullati Enterprises, Inc. and Frullati Franchise Systems, Inc., Fru-Cor, Inc., Rollerz Franchise Systems, LLC, Tahi Mana, LLC, and R1 Franchise Systems, L.L.C. All significant inter company accounts and transactions are eliminated.

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

     Fees from Area Development Agreements or similar development arrangements ("ADA") are recognized as revenue on a pro rata basis based on the number of stores opened to-date to the total stores to be developed as stipulated in the ADA. If the total number of stores stipulated in the ADA are not opened at the expiration of the ADA, the balance of such fees is recognized.

     Kona sells mixes, supplements and related supplies to franchisees. Revenue on such sales is recognized when the product is shipped. Sales from the corporate-owned stores are recognized at the point of sale.

     The Company is entitled to marketing program income (the "Program Income") from suppliers on the basis of product volume shipped by those suppliers to franchised, licensed and corporate-owned stores. Program Income is recognized when suppliers have shipped, and stores have received, products for which Program Income apply.

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

     GOODWILL: is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 20 years. The 20-year period is based on the initial and renewable franchise periods in most franchise agreements. In accordance with Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company will cease amortizing goodwill in the year beginning January 1, 2002. Amortization expense for the three and nine month periods ending September 30, 2001 was $55,393 and $166,181, respectively.

3.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the three and nine month periods ended September 30, 2001 an 2000 consisted of the following:

                                              Nine Months             Three Months
                                        ----------------------    ----------------------
                                          2001         2000         2001         2000
                                        ---------    ---------    ---------    ---------
     Current tax (benefit) provision    $  50,308    $ 121,200    $   4,377    $   8,502
     Deferred tax (benefit) provision     (50,308)    (121,200)      (4,377)      (8,502)
                                        ---------    ---------    ---------    ---------
     Total income tax provision         $     -0-    $     -0-    $     -0-    $     -0-
                                        =========    =========    =========    =========

4.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 15,766,667 and 14,166,667 common shares as of September 30, 2001 and September 30, 2000, respectively; an outstanding warrant to purchase one million common shares; and employee stock options to purchase 1,975,000 and 1,430,000 common shares as of September 30, 2001 and September 30, 2000, respectively, were all not considered in the calculation for diluted earnings per share for the nine months ended September 30, 2001 and September 30, 2000 because the effect of their inclusion would be anti-dilutive.

                                       Nine Months Ending Sept. 30, 2001        Nine Months Ending Sept. 30, 2000
                                     --------------------------------------    -----------------------------------
                                       Income                        Per        Income                      Per
                                       (Loss)         Shares        share       (Loss)        Shares       share
                                     -----------    ----------    ---------    ---------     ---------    --------
     Net Income (Loss)               $   125,412                               $ 345,630
     Preferred stock dividends        (1,026,750)                               (869,178)

     BASIC EARNINGS PER SHARE

     Loss available to common
     stockholders                    $  (901,338)   15,476,514    $   (0.06)   $(523,548)    9,160,499    $  (0.06)

     Effect of dilutive securities           N/A                                     N/A

     DILUTED EARNINGS PER SHARE                                   $   (0.06)                              $  (0.06)

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

     The Company has developed its business through the following acquisitions:
(i) the Surf City Squeeze concept was acquired by the Company on March 15, 1999 through a reverse merger with Surf City Acquisition Corp. II ("SCAC"), with the transaction being accounted for as a recapitalization of SCAC, with SCAC as the acquirer; (ii) the Frullati Cafe and Bakery concept was acquired by the Company on May 21, 1999 through its acquisition of 100% of Selman Systems, Inc. ("Selman") (the Company also acquired eight individual Frullati Cafe & Bakery units through its purchase of 100% of Fru-Cor, Inc. ("Fru-Cor") on July 7,
1999); and (iii) the Rollerz concept was acquired during the second quarter of 2000 from a corporation owned and controlled by the Company's President and CEO (the "Rollerz Transaction"). In addition to the above-mentioned acquisitions, the Company developed the Tahi Mana concept internally during 2000, and, in July, 2001, the Company provided debtor in possession financing to Ranch * 1, Inc. and its wholly owned subsidiaries as part of a longer term strategy to acquire the company, as discussed in more detail below.

COMPANY OVERVIEW

     The Company currently operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names (collectively, the "Concepts"), juice bars and health food cafes that serve blended fruit drinks, sandwiches, salads, soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings and health clubs throughout the United States, Canada, and select Middle Eastern countries. As of September 30, 2001, the Company, through its subsidiaries, has approximately 211 total locations of the Concepts, of which 205 are either franchised or licensed by third parties and 6 are directly owned and operated by the Company or its subsidiaries. Of the 211 total locations of the Concepts, 113 operate as Surf City Squeeze outlets, 92 operate as Frullati Cafe & Bakery outlets, 4 operate as Rollerz outlets, and 2 operate as Tahi Mana outlets. The Company's corporate stores operate under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

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

RANCH * 1 FINANCING

Ranch * 1, Inc., through its wholly owned subsidiaries, owns and operates and franchises Ranch * 1 quick service restaurants that specialize in the sale of grilled chicken sandwiches and other grilled chicken products, Ranch * 1 famous fries, and other food and beverage items. Currently, there are 53 Ranch * 1 restaurants operating in 12 states, the District of Columbia, and Taiwan, of which 49 are franchised to third parties and the remaining four are corporately owned. On July 3, 2001, Ranch * 1, Inc. and each of its wholly owned subsidiaries (collectively, "Ranch 1") filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.

During July, 2001, the Company, through a newly formed wholly owned subsidiary, R 1 Franchise Systems, L.L.C. ("R 1 Franchise"), entered into a Debtor-In-Possession Loan and Security Agreement with Ranch 1 to provide up to $2,000,000 in debtor in possession financing to Ranch 1 during the pendancy of its bankruptcy reorganization (the "Loan Agreement"). In connection with the Loan Agreement, on July 6, 2001, the Company and R 1 Franchise entered into a Memorandum of Agreement with a significant shareholder of the Company that provides up to $2,500,000 to R 1 Franchise for purposes of the Loan Agreement (the "Financing Agreement").

On July 31, 2001, the U.S. Bankruptcy Court for the Southern District of New York entered a final order (the "Final Order") approving the Loan Agreement between Ranch 1 and R 1 Franchise. As of October 31, 2001 and November 12, 2001, R 1 Franchise has advanced Ranch 1 $500,000 and $650,000, respectively, under the Loan Agreement. Additionally, to effectuate the advances to Ranch 1 under the Loan Agreement, as of October 31, 2001, R 1 Franchise has been advanced $500,000 from a significant shareholder under the above-referenced Financing Agreement.

The Final Order also approved a joint franchise marketing agreement between Ranch 1 and R 1 Franchise that provides for R 1 Franchise to be paid a commission equal to 50% of the initial franchise fees and area development fees generated from sales by R 1 Franchise of new Ranch * 1 franchises and area development rights during the period when Ranch 1 is operating under Chapter 11 bankruptcy protection.

With the U.S. Bankruptcy Court for the Southern District of New York's final approval of the Loan Agreement, the Company, through R 1 Franchise, has been working closely with the current Ranch 1 management team during the course of the Chapter 11 Bankruptcy, including working together on Ranch 1's Chapter Eleven Plan of Reorganization.

RESULTS OF OPERATIONS

     Total operating revenues for the nine months ended September 30, 2001, decreased by $3,071,109 to $4,561,223 from $7,632,332 during the same nine month period in 2000. For the three months ended September 30, 2001, total operating revenues decreased by $425,800 to $1,357,727 from $1,783,527 during the same period of 2000. This decrease in operating revenues is the result of the Company selling six company-owned locations of the Concepts during the nine months ended September 30, 2001 to third party franchisees (the "Store Sales"). Additionally, during the nine months ended September 30, 2001, the Company closed a total of six underperforming company-owned outlets of the Concepts in an effort to increase the Company's overall profitability, none of which were closed during the three month period ending September 30, 2001 (collectively, the "Store Closures"). The decline in store revenues resulting from the Store Sales and the Store Closures is partially offset by a corresponding increase in royalty income from the company-owned stores sold to third party franchisees and brand new franchises sold. Royalties for the nine months ended September 30, 2001 include a non-recurring $300,000 purchase closing in March, 2001 of the Company's future royalties from the franchisees of its Concepts in the state of Illinois by Rilwala Foods, Inc., an area representative of the Company whose principals include Haresh Shah, a current director of the Company.

     Cost of product sales decreased to $722,140 for the nine months ended September 30, 2001, compared to $1,799,661 for the same nine month period in 2000. For the three months ended September 30, 2001, cost of product sales decreased to $186,665, compared to $264,375 for the same period of 2000. This decrease is primarily the result of the Store Sales and the Store Closures. whereby the Company reduced the number of its corporate-owned locations of the Concepts by a total of twelve units during the period January 1, 2001 to September 30, 2001 as discussed in the preceding paragraph. However, the gross margin of store and product revenues decreased to approximately 61% for the nine months ended September 30, 2001, compared to approximately 65% for the nine months ended September 30, 2000. For the three months ended September 30, 2001, the gross margin of store and product revenues decreased to approximately 68%, compared to 71% for the same three months of 2000. These decreases are attributable to the Company's revenues for the nine and three months ending September 30, 2001 including a greater proportion of sales from lower margin raw materials and related supplies sold by its Kona subsidiary to the franchisees and licensees of the Company's Concepts as the number of its corporate-owned units decreases, and that the Company's remaining corporate-owned stores are generally poorer performing units of the Concepts.

     Personnel costs decreased by $736,445 to $1,756,865 for the nine months ended September 30, 2001, compared to $2,493,310 for the same nine month period in 2000. For the three months ended September 30, 2001, personnel costs decreased by $154,634 to $509,675, compared to $664,309 for the same three month period of 2000. These decreases in personnel costs are primarily attributable to the reduction in staff associated with the Store Sales and Store Closures detailed above, partially offset by an increase in the Company's corporate administrative staff to support the additional franchisees who purchased the former corporate-owned locations of the Concepts as part of the Store Sales.

     Rent expense decreased by $458,724 to $669,428 for the nine months ended September 30, 2001, compared to $1,128,152 for the same nine month period of 2000. For the three months ended September 30, 2001, rent expense decreased $78,615 to $182,870, compared to $261,485 for the same three month period of 2000. This decrease in rent expense during both the three and nine month periods ending September 30, 2001 is primarily the result of the Company selling a total of six of its corporate-owned locations of the Concepts during the nine month period ending September 30, 2001, and closing an additional six underperforming company-owned outlets of the Concepts during the nine month period ended September 30, 2001, with all of these six outlets closed as of June 30, 2001.

     General and administrative expenses decreased by $606,662 to $964,189 for the nine months ended September 30, 2001, compared to $1,570,851 for the same period of 2000. This decrease in general and administrative expenses during the nine months ended September 30, 2001 is primarily attributable to a decrease in legal fees during the first nine months of 2001, compared to the same period of 2000 when the Company was involved in a significant lawsuit with Sports Group International, Inc., a Delaware corporation, over a failed merger that was resolved during the second quarter of 2000 in favor of the Company. For the three months ended September 30, 2001, general and administrative expenses increased $127,011 to $433,456, compared to $306,445 for the same three month period of 2000. This increase in general and administrative expenses during the three months ended September 30, 2001 is primarily due to an increase in travel and related expenses incurred by Company personnel relating to the following items: (i) the R 1 Franchise debtor in possession loan to Ranch * 1, which is based in New York City; and (ii) additional on-site visits of the Company's franchisees throughout the United States to provide extra training and operational support in an effort to help increase individual unit sales volume.

     Total other income decreased by $108,944 to a loss of $32,010 for the nine months ended September 30, 2001, compared to other income of $76,934 for the same nine month period of 2000. Total other income increased by $223,660 to $67,236 for the three months ended September 30, 2001, compared to other loss of $156,424 during the same period of 2000. This decrease in other income for the nine months ended September 30, 2001 is due to a combination of the following two items: (i) a $7,225 loss recognized on the sale of six of the Company's corporate-owned locations of the Concepts and the closing of six underperforming corporate-owned locations during the first nine months of 2001, compared to a gain of $194,644 from the sale of eighteen of the Company's corporate-owed locations of the Concepts during the same nine month period of 2000; and (ii) a decrease in interest expense of $93,707 during the nine months ended September 30, 2001 compared to the same nine month period of 2000, resulting from an overall decrease in the Company's outstanding debt during the past twelve months and a decline in short and long term borrowing rates. The increase in other income for the three months ended September 30, 2001 is due to a combination of the following events: (i) a $72,449 gain recognized on the sale of one of the Company's corporate- owned locations of the Concepts during the three months ending September 30, 2001, compared to a loss of $130,356 from the sale of eight of the Company's corporate-owed locations of the Concepts during the same three month period of 2000; and (ii) a decrease in interest expense of $15,757 during the three months ended September 30, 2001 compared to the same three month period of 2000, resulting from an overall decrease in the Company's outstanding debt during the past twelve months and an overall decline in short and long term borrowing rates.

     The Company's future operating profitability has become more dependent upon franchise and royalty revenue. Gross revenues will continue to decrease as the transition is made from corporate-owned locations to franchised locations. However, the Company will continue to attempt to grow its existing Concepts through the franchising of new locations and assisting franchisees in increasing volumes at their existing locations.

     Many of the Company's franchised units of the Concepts are located in regional shopping malls and airports across the country. As the entire country has experienced a general downturn in its economy, customer traffic at regional shopping malls and airports has declined significantly. This decline in customer traffic will likely result in lower per unit sales volume at the Company's franchised units over the coming months, translating into reduced royalties collected by the Company. However, the declining sales volume due to the economic downturn should be partially offset by a seasonal increase in sales volume in the Company's franchised outlets historically experienced during the upcoming holiday season.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company's liquidity continued to improve compared to June 30, 2001, March 31, 2001 and December 31, 2000, and substantially improved compared to the third quarter of 2000. The Company's current ratio is 0.80 as of September 30, 2001, compared to 0.77 as of June 30, 2001, 0.67 as of March 31, 2001, 0.58 as of December 31, 2000, and 0.41 as of
September 30, 2001.

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution comprised of an $800,000 term note (the "Term Note") and a $200,000 revolving line of credit. During the first quarter of 2001, the Company entered into an agreement with the same national banking institution to increase the amount of its revolving line of credit from $200,000 to $500,000. As of September 30,

2001, the balance outstanding under the Term Note is approximately $333,000 and approximately $458,000 is outstanding under the $500,000 revolving line of credit.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build-out and open those prospective stores. The Company did not incur any significant capital expenditures during the three month period ended September 30, 2001. However, during the nine months ended September 30, 2001, the Company did incur approximately $176,000 in capital expenditures.

     The Company continues to finance the sale of its corporate-owned locations by taking notes receivable from the buyers. Most of the notes are payable over three to five years. Notes receivable balances totaled $4,180,376 at September 30, 2001. This practice of taking notes receivable has caused the Company to carefully manage its cash flows in order to maintain relationships with vendors and meet payments on its debt obligations. The Company has sold the majority of its corporate-owned locations and does not anticipate an increase in notes receivable at levels commensurate with that of the past twelve to eighteen months.

     Net cash used in operating activities was approximately $177,959 for the first nine months of 2001, compared to net cash used in operating activities of $351,800 for the corresponding nine month period of 2000. The primary sources of cash from operating activities during the first nine months of 2001 causing this change are as follows: (i) the Company recognized a loss of $7,225 on the sale of six of its corporate-owned locations of the Concepts and the closing of six underperforming corporate-owned locations of the Concepts during the first nine months of 2001 compared to a net gain of $194,644 from the sale of eighteen of the Company's corporate-owned locations of the Concepts during the same nine month period of 2000; and (ii) a reduction in the Company's trade and other accounts receivable of $280,839 during the nine months ending September 30, 2001 compared to an increase in trade and other receivables of $198,749 during the same period of 2000 as the Company was more aggressive in collecting its royalties and other related receivables from franchisees and licensees during the first nine months of 2001.

     The sources of cash from operating activities detailed above were fully offset by the following: (i) a decrease in accounts payable and accrued liabilities of approximately $411,280 during the nine months ended September 30, 2001 compared to a decrease of $660,849 during the same period of 2000 as the Company continues to reduce its overall level of outstanding obligations; (ii) an increase in the Company's inventory levels of only $20,844 during the nine months ended September 30, 2001 compared to an increase of $105,154 during the same period of 2000 due to the above-referenced Store Sales and Store Closures, offset by an increase in inventory levels at the Company's Kona subsidiary to allow adequate service to the larger base of the Company's franchised locations; and (iii) an increase in deferred franchise fee income of $385,000 during the nine months ended September 30, 2001 compared to a decrease of $95,528 during the same period of 2000 as the Company sold four ADA's and multiple single unit franchises during the first nine months of 2001. Additionally, the Company also experienced a decrease in overall net income and depreciation and amortization during the first nine months of 2001 as compared to the first nine months of 2000.

     Net cash used in investing activities was approximately $179,558 for the first nine months of 2001, compared to net cash provided by investing activities of $1,155,460 during the comparable nine month period of 2000. The primary reason for this decrease is proceeds from the sale of property and equipment was only $216,508 during the first nine months of 2001, compared to proceeds of $1,447,144 during the same period of 2000. This decrease in proceeds from the sale of property and equipment during the first nine months of 2001 is the result of the Company receiving a greater percentage of the purchase price of the corporate-owned locations of the Concepts sold to third party franchisees during the first nine months of 2001 in promissory notes and other deferred arrangements rather than cash. Additionally, during the nine months ended September 30, 2001, the Company loaned Ranch 1 $500,000 under a note receivable pursuant to the Loan Agreement. See RANCH * 1 FINANCING, above. The decrease in the proceeds from the sale of property and equipment and the $500,000 loan to Ranch 1 during the first nine months of 2001 was partially offset by the Company's purchases of $176,525 of property and equipment to construct new outlets of its Concepts during the first nine months of 2001, compared to $441,056 of such purchases during the comparable period of 2000 when the Rollerz Transaction was completed and the first three Tahi Mana locations were opened.

     Net cash provided by financing activities for the first nine months of 2001 was approximately $283,409, compared to net cash used in financing activities of $1,405,611 during the same nine month period of 2000. The primary reason for this increase was the Company received $458,140 in net proceeds from borrowing on its newly expanded $500,000 revolving line of credit discussed above, and $500,000 in net proceeds from borrowings under the Financing Agreement with a significant shareholder to effectuate the Ranch 1 Loan Agreement during the first nine months of 2001 (See RANCH * 1 FINANCING, above), compared to net proceeds from borrowing on notes payable of only $70,000 during the same period of 2000. The above-referenced sources of cash from financing activities during the first nine months of 2001 were partially offset by a decrease of $819,168 in principal payments on notes payable during the first nine months of 2001 as compared to the same period of 2000, as the Company made principal payments on a $1,200,000 promissory note held by the prior owners of Fru-Cor, Inc. (the "Fru-Cor Note") of approximately $900,000 during the first nine months of 2000. The Fru-Cor Note was paid in full by the end of 2000.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Factors that may affect the Company's future results are described in detail at pages 31-32 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. These factors include, without limitation, the effect of national and regional economic and market conditions in the U.S. where the Company franchises and operates store locations (including declining customer traffic in airports and regional shopping malls due to the weakening United States economy and the terrorist attacks of September 11, 2001), costs of labor and employee benefits, costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the Company's stores, intensity of competition for locations and franchisees as well as customers, perception of food safety, spending patterns and demographic trends, legal claims and litigation, the availability of financing for the Company and its franchisees at reasonable interest rates, and legislation and governmental regulations affecting the Company's business. Many of these factors are beyond the Company's control. Due to the factors note above and in the Company's Form 10-KSB for the year ended December 31, 2000, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

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

          2.5 Membership Interest Purchase Agreement between Sports Group International, Inc. and Apache Peak Capital, L.L.C., dated March 12, 1999, incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

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

          10.15 Debtor-In-Possession Loan and Security Agreement by and between R 1 Franchise Systems, L.L.C. and Ranch * 1, Inc (and its affiliated entities) dated July 5, 2001.

          10.16 Final Order Entered by the United States Bankruptcy Court for the Southern District of New York Authorizing Ranch 1, Inc. (and its affiliated entities) to Obtain Post-Petition Secured Financing Pursuant to Sections 364(C)(1), 364(C)(2) and 364(C)(3) of the Bankruptcy Code, and Approving Joint Franchise Marketing Agreement.

          10.17(1)            Memorandum of Agreement dated July 6, 2001.

          11* Computation of Per Share Earnings - Located in the September 30, 2001 Statement of Operations and footnote four to such financial statement filed herewith on page four and nine, respectively.

          21 Subsidiary Information. (See Chart), incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

     ----------
     * Filed herewith.

     (1) The Company has sought confidential treatment for portions of the referenced exhibits.

(b)  Reports on Form 8-K

     NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAHALA CORP.
(Registrant)


By: /s/ Kevin Blackwell                                  Date: November 12, 2001
    ---------------------------------
    Kevin Blackwell
    President, CEO, and Director


By: /s/ David Guarino                                   Date: November 12,  2001
    ---------------------------------
    David Guarino
    Vice President, Chief Financial Officer, and Director
    (Principal Financial and Accounting Officer)