Form 10KSB
period 2001-12-31
KAHALA CORP/
filed 2002-04-15
CIK 1072119

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State registrant's revenue for its most recent fiscal year: $5,405,986

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 29, 2002 was approximately $1,984,045 (for purposes of the foregoing calculation only, each of the registrant's officers and directors, and no other persons, is deemed to be an affiliate).

     There were 25,465,603 shares of registrant's common stock outstanding as of March 29, 2002.

                      Documents incorporated by reference:
                                      None

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                  KAHALA CORP.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I........................................................................1
  ITEM 1.  DESCRIPTION OF BUSINESS............................................1
  ITEM 2.  DESCRIPTION OF PROPERTY............................................21
  ITEM 3.  LEGAL PROCEEDINGS..................................................24
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................24

PART II.......................................................................25
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........25
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........28
  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................39
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................40

PART III......................................................................40
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................40
  ITEM 10. EXECUTIVE COMPENSATION.............................................43
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....46
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................48
  ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K..........................51

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

     BUSINESS OVERVIEW:

     The Company was incorporated in the state of Florida in September 1997, as Secretarial Services of Orlando, Inc. and in March 1999 changed its name to Sports Group International, Inc. In January, 2001, the Company changed its name to Kahala Corp. Prior to March 1999, the Company had no significant operations. The term "Company" refers to Kahala Corp. and its direct and indirect subsidiaries. The Company's common stock trades over-the-counter on the Electronic Bulletin Board under the symbol "KAHA". From March, 1999 until January 31, 2001, the Company's common stock traded on the over-the-counter Electronic Bulletin Board under the symbol "SPGK." The Company has developed its business through the acquisition of the Frullati Cafe and Bakery and the Surf City Squeeze businesses, and the development of the Rollerz and Tahi Mana businesses, as described in more detail below. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE, below.

     The Company operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names, juice bars and health food cafes that serve blended fruit drinks and healthy foods and snacks in shopping malls, airports, hospitals, office buildings and health clubs throughout the United States, Canada, and in Saudi Arabia and Qatar. As of December 31, 2001, the Company, through its subsidiaries, has approximately 212 total locations, all of which are either franchised or licensed by third parties. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly-owned subsidiary, Tovali Products, L.L.C. Finally, the Company, through its R 1 Franchise Systems, L.L.C., is currently the lender under a Debtor-in-Possession ("DIP") Loan Agreement to Ranch * 1, Inc. and its wholly-owned subsidiaries, with the ultimate intent of acquiring Ranch * 1, Inc. as described in more detail below. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - THE RANCH * 1 DIVISION, below.

     The Company derives its revenues primarily from franchise and license fees, sales from its company-owned stores (when applicable), and sales of proprietary nutritional and health food products to franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail food concepts in the United States and select international markets that include Canada, the Middle East, Australia, and certain Pacific Rim countries. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated.

     BUSINESS OF ISSUER:

     The Company is an operator and franchisor of juice bars and health food cafes that serve blended fruit drinks, sandwiches, soups, salads, and other healthy food and snacks, and a distributor of proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees. The Company conducts its business through six operating divisions: (i) Frullati Cafe and Bakery, which commenced operations in 1985; (ii) Surf City Squeeze, which commenced operations in 1989; (iii) Rollerz, which commenced operations in 2000;
(iv) Tahi Mana, which commenced operations in 2000; and (v) the product distribution business through Tovali Products, L.L.C. The Company's sixth operating division, R 1 Franchise Systems, L.L.C., began operations during 2001.

     The stores operating under the Frullati Cafe and Bakery brand name are located primarily in shopping malls, airports and hospitals in the midwest, southwest, and southeastern United States. The average Frullati Cafe and Bakery store derives approximately 60% of its total revenue from blended fruit drinks and other beverage sales and approximately 40% from the sale of sandwiches, baked goods, soups, salads and other healthy food items. The stores operating under the Surf City Squeeze brand name are located in shopping malls and health clubs primarily in California, Arizona and Canada. The average Surf City store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, and nutrients and supplements that are added to the drinks. The stores operating under the Rollerz brand name are located in office buildings and shopping malls in Arizona, Texas, and California. The average Rollerz store derives approximately 75% of its total revenues from gourmet rolled sandwiches, soups, salads, baked goods, and other healthy snacks and approximately 25% from the sale of blended fruit drinks and other beverage items. The one store operating under the Tahi Mana brand name is located in an Arizona health club. A Tahi Mana store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, nutrients and supplements that are added to the drinks or can be taken home, and healthy snacks.

     BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE:

     The Company's growth has been primarily driven through acquisitions. On March 15, 1999, the Company purchased all of the outstanding common shares of Surf City Acquisition Corporation II ("SCAC") by issuing 575,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and 2,000,000 shares of its common stock par value $0.001 per share (the "Common Stock") in exchange for all SCAC's issued and outstanding common stock, warrants, and the cancellation of a Shareholder Voting Trust and Management Agreement among its shareholders. SCAC, in turn, owns all of the common shares of Surf City Squeeze, Inc. ("Surf City"), Surf City Squeeze Franchise Corporation, Malibu Smoothie Franchise Corporation, and Kona Coast Provisions, Inc.

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

     On May 21, 1999, the Company issued, pursuant to a private placement exempt from registration under the Securities Act of 1933, 650,000 shares of its Series B Convertible Preferred Stock (the "Series B Preferred") to Robert E. Petersen and Margaret M. Petersen, as Trustees of the R.E. & M. Petersen Living Trust Dated January 17, 1983 (the "Petersen Trust"), at $10.00 per share and a warrant to purchase 1,000,000 of the Company's Common Stock at $2.00 per share (the "Petersen Transaction"). Simultaneously with the closing of the Peterson Transaction, on May 21, 1999, the Company used the proceeds of the Petersen Transaction to purchase all of the Common Stock of Selman Systems, Inc. ("Selman") for $6,500,000 in cash and the assumption of certain debt. Selman, through its wholly-owned subsidiaries, owns and operates Frullati Cafe & Bakery ("Frullati"), a chain of franchised and company-owned cafes and bakeries serving blended fruit drinks, sandwiches, soups, salads and other healthy foods and snacks, at locations throughout the United States.

     On July 7, 1999, the Company, through Selman, purchased all of the outstanding common stock and warrants of Fru-Cor, Inc ("Fru-Cor"), an owner of eight Frullati Cafe & Bakery locations in Texas, Mississippi and Louisiana. The total amount Selman paid for Fru-Cor was $1,200,000, evidenced by a promissory note between Selman and the former shareholders of Fru-Cor (the "Fru-Cor Note"). The Fru-Cor Note was paid off in full by the Company during 2000.

     During the second quarter of 2000, the Company purchased, through a newly formed wholly-owned subsidiary, Rollerz Franchise Systems, L.L.C., the Rollerz concept and related assets from a corporation owned and controlled by the Company's President and CEO and his wife for $300,000, comprised of $100,000 in cash and a $200,000 three year promissory note (the "Rollerz Transaction"). The Rollerz Transaction was unanimously approved by the independent directors of the Company's Board of Directors. From the Rollerz Transaction, the Company obtained sole ownership of the Rollerz brand name and concept, recipes and related intangible assets, and the assets and related operational rights to the sole Rollerz outlet open at the time located in an office building in downtown Phoenix, Arizona.

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

     BUSINESS OF SUBSIDIARIES: FRULLATI CAFE & BAKERY, SURF CITY SQUEEZE, ROLLERZ, TAHI MANA, TOVALI PRODUCTS, L.L.C., AND R 1 FRANCHISE SYSTEMS, L.L.C.

     The following is a description of the businesses and subsidiaries that comprise the Company's six operating divisions: (i) Frullati Cafe & Bakery; (ii) Surf City Squeeze; (iii) Rollerz; (iv) Tahi Mana; (v) Tovali Products, L.L.C.; and (vi) R 1 Franchise Systems, L.L.C.

                              THE FRULLATI DIVISION

     The Frullati division operates through Selman Systems, Inc. ("Selman"), which the Company acquired in May 1999. Selman was formed in 1992, and operates exclusively as the holding company for its four wholly-owned subsidiaries:
Frullati Enterprises, Inc., Frullati Franchise Systems, Inc., Frullati Systems, Inc., and Fru-Cor. Of these four wholly-owned subsidiaries, only Frullati Franchise Systems, Inc. had any operations as of December 31, 2001. Selman and each of its wholly-owned subsidiaries, are Texas corporations in good standing.

     The key-operating unit of the Frullati Division is the Frullati Cafe & Bakery Store. The Company franchises Frullati Cafe & Bakery Stores and occasionally owns and operates stores for its own account at various times. Frullati Cafe & Bakery stores offer smoothies and other blended fruit drinks, as well as an expanded food menu, including, salads, soups, sandwiches and other health food items.

                        FRULLATI FRANCHISE SYSTEMS, INC.

     Frullati Franchise Systems, Inc. ("Frullati Franchise") was formed in 1994 to act as a franchisor of Frullati Cafe & Bakery stores to third parties and to provide continuing training and support for its franchisees. As of December 31, 2001, Frullati Franchise had 64 franchisees operating 91 locations in 14 states across the United States. Except for one franchisee who owns five franchised outlets within the Dallas-Ft. Worth International Airport, no single franchisee owns more than three Frullati Cafe & Bakery locations. Frullati Cafe & Bakery franchisees typically pay an initial $30,000 franchise fee to Frullati Franchise for each location. Franchisees also agree to pay a continuing royalty of 6% of gross revenues on a weekly basis and a weekly advertising fee of a 0.25% of gross revenue. Frullati Franchise can increase the advertising fee on 90 days notice, up to a maximum of 3% of gross revenues. Frullati Franchise occasionally pledges the weekly royalty payments from certain franchisees as security for various financial obligations of Selman and its wholly-owned subsidiaries. During 2001, Frullati Franchise utilized its royalty stream in two separate financing transactions. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - ROYALTY FINANCINGS DURING 2001, below. The typical term of a franchisee agreement is the lesser of ten years or the term of the commercial real estate lease on the facility to be operated as a Frullati Cafe & Bakery location by the franchisee.

                            FRULLATI ENTERPRISES, INC

     Frullati Enterprises, Inc. ("Frullati Enterprises") was formed in 1996 to act as a holding company for certain company-owned Frullati Cafe & Bakery stores, some of which were separately incorporated and subsequently merged into Frullati Enterprises. As of December 31, 2001, Frullati Enterprises did not own or operate any Frullati Cafe & Bakery outlets. During the year ending December 31, 2001, Frullati Enterprises either permanently closed or sold its remaining Frullati Cafe & Bakery stores to third party franchisees who, as a condition to the sales, were required to enter into Frullati Franchise's standard franchise agreement for the remaining term of the applicable commercial real estate lease.

     In certain limited situations during prior years when existing company-owned locations that were geographically isolated from the majority of Frullati Enterprises' corporate locations were sold to third parties, Frullati Enterprises granted the purchaser of a company-owned store a license, rather than a franchise, to continue operating the location as a Frullati Cafe & Bakery outlet. The license charge in these situations is included in the total sales price for the property, and the term of the license is the lesser of ten years or the remaining term of the commercial real estate lease. Under a license, the licensee pays no ongoing royalty or advertising fees to Frullati Franchise or Frullati Enterprises, and the support provided to the operator, by Frullati Enterprises is likewise limited. As of December 31, 2001, there are two Frullati Cafe & Bakery locations operating under such license agreements.

     As of December 31, 2001, Frullati Enterprises has no assets or operations, with its only activity being to serve as the tenant under certain commercial real estate leases for Frullati Cafe & Bakery franchised and/or licensed locations, and subleasing such locations to the applicable third party. The Company plans to dissolve Frullati Enterprises upon the expiration of the term on these remaining commercial real estate leases that Frullati Enterprises serves as the tenant.

                             FRULLATI SYSTEMS, INC.

     Frullati Systems, Inc. ("Frullati Systems") was formed in 1993 to act as the real estate development arm of Selman. In this capacity, Frullati Systems searched for new commercial sites throughout the United States for both franchisees and company-owned Frullati Cafe & Bakery stores. Frullati Systems negotiated leases for new franchise sites; contracted, oversaw and managed the build-out or improvements for these sites for company-owned locations; and frequently served as the tenant under the real estate lease of the site. The typical real estate lease for a Frullati Cafe & Bakery site is ten years.

     When Frullati Systems acts as the tenant, it subleases the location to a franchisee or licensee, but usually remains liable to the landlord for the lease obligations. If a franchisee or licensee defaults, Frullati Systems can evict the franchisee or licensee and allow an affiliate to take possession of the site. In addition, Frullati Systems has guaranteed commercial real estate leases between landlords and its franchisees or licensees. As of December 31, 2001, Frullati Systems, Frullati Enterprises, or Fru-Cor, Inc. was the tenant under 75 commercial real estate leases, which were, in turn, subleased to the franchisees or licensees and is a guarantor for its franchisees or licensees on three real estate leases. In addition, Frullati Systems, Inc or affiliated entities are liable to the landlord for the lease obligations of all company-owned stores.

     As of December 31, 2001 and except for serving as the tenant under numerous commercial real estate leases and subleasing such space to third party franchisees and licensees, Frullati Systems has no other business, activities, or assets. Similar to Frullati Enterprises, the Company plans to dissolve Frullati Systems upon the expiration of the term on these remaining commercial real estate leases that Frullati Systems serves as the tenant.

                                  FRU-COR, INC.

     Fru-Cor, Inc. ("Fru-Cor") was acquired by Selman in July 1999. Fru-Cor was formed in 1998 to act as the holding company for seven Frullati Cafe & Bakery locations owned by unrelated third parties. These stores are all located in the Southeastern United States, and all seven were either franchised or licensed to third parties or permanently closed during the past three years. Fru-Cor also owns all of the outstanding shares of Texas Class, Inc., a Texas corporation, whose sole asset was a Frullati Cafe & Bakery location in Abilene, Texas. During 2001, Texas Class, Inc. sold the Frullati Cafe & Bakery location in Abilene, Texas to a third party franchisee. Both Fru-Cor and Texas Class, Inc. continue to serve as the tenant under certain of the commercial real estate leases for the above-referenced Frullati Cafe & Bakery locations, and in turn sublease such premises to third party franchisees.

     As of December 31, 2001 and except for serving as the tenant under the above-referenced commercial real estate leases and subleasing such space to third party franchisees, Fru-Cor and Texas Class, Inc. have no other business, activities, or assets. The Company plans to dissolve each of these entities upon the expiration of these remaining Frullati Cafe & Bakery commercial real estate leases that they serve as the tenant under.

                           SELMAN FINANCING ACTIVITIES

     In prior years, the Company used the Common Stock of Selman to finance its purchase of Selman, its purchase of Fru-Cor, and to finance certain other obligations.

     Currently, the Company has pledged 100% of Selman's Common Stock to Ziad S. Dalal, the former owner of Selman ("Dalal") to secure its promissory note, dated May 21, 1999, to Dalal, in the principal amount of $300,000 (the "Dalal Note"). The Dalal Note provides for 36 monthly payments of principal and interest of $9,540 each, beginning on February 1, 2000, and on the first of each month thereafter until the final payment on January 1, 2003. The Dalal Note is current as of December 31, 2001.

                         THE SURF CITY SQUEEZE DIVISION:

     The Company's Surf City Squeeze division offers primarily smoothies and other nutritional drinks and supplements. Surf City Squeeze stores are entirely operated by franchisees and licensees, and offer a more limited food menu than

Frullati Cafe and Bakery and Rollerz stores, but offer a greater variety of nutritional drinks and supplements.

                      SURF CITY ACQUISITION CORPORATION II

     The Company acquired Surf City Acquisition Corporation II ("SCAC") in March 1999. SCAC currently owns all of the stock of Surf City, Surf City Franchising Corporation ("SCSFC"), Malibu Smoothie Franchising Corporation ("Malibu Smoothie"), and Kona Coast Provisions, Inc. ("Kona Coast"). SCAC, Surf City, SCSFC, Malibu Smoothie, and Kona Coast are each Arizona corporations in good standing.

     SCAC is currently the holding company of Surf City, SCSFC, Malibu Smoothie, and Kona Coast. SCAC was originally formed in 1997 to acquire all of the outstanding stock of Surf City under the Plan of Reorganization approved by the United States Bankruptcy Court. When SCAC acquired all of the outstanding stock of Surf City, SCSFC, Malibu Smoothie, and Kona Coast were wholly-owned subsidiaries of Surf City. During 2001, SCAC succeeded to the direct ownership of SCSFC, Malibu Smoothie, and Kona Coast; and thus, as of December 31, 2001, SCSFC, Malibu Smoothie, and Kona Coast are wholly-owned subsidiaries of SCAC.

                             SURF CITY SQUEEZE, INC.

     Surf City Squeeze, Inc. ("Surf City") was formed in 1989 to operate juice bars for its own account and to license the Surf City Squeeze juice bar concept to third parties. The Surf City Squeeze juice bar concept seeks to take advantage of the current interest in health food by providing the retail sale of blended fruit drinks and healthy snacks through strategically located stores in high traffic areas. Prior to 1995 and when existing company-owned locations were sold pursuant to the Plan of Reorganization, Surf City granted the purchaser of a company-owned store a license, rather than a franchise, to continue operating the location as a Surf City Squeeze juice bar. The license charge in these situations is included in the total sales price for the property, and the term of the license is the lesser of ten years or the remaining term of the commercial real estate lease. Under a license, the licensee pays no ongoing royalty or advertising fees to Surf City, and the support provided to the operator, by Surf City, is likewise limited. As of December 31, 2001, Surf City had 20 locations operated by third party licensees, and these stores are now serviced and supported by Malibu Smoothie.

     In early 1995, Surf City ceased its licensing activities and turned its focus to operating company-owned Surf City Squeeze stores and franchising juice bars through SCSFC.

     In late 1995, after receiving financing from Weider Health & Fitness ("Weider"), Surf City initiated a rapid expansion of its company-owned stores in prime locations throughout the United States. As part of this expansion, Surf City secured leases for numerous retail sites, with the intention of using the revenue from existing company-owned stores to finance further expansion. When Weider declined to fund the remaining $3 million of a $6.5 million line of credit, Surf City did not have the financial ability to open new stores for which it previously had signed lease commitments. The convergence of Weider's failure to fund the line of credit and the liability for store leases, forced Surf City to file for Chapter 11 bankruptcy reorganization on January 13, 1997.

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

     As part of its Plan of Reorganization, Surf City either closed or sold all company-owned stores. When selling company-owned stores, as part of the selling price, Surf City, through SCSFC, grants the buyer a franchise to operate as a Surf City Squeeze location for a set period of time. The franchise term is usually the lesser of ten years or the remaining term of the commercial real estate lease for the Surf City Squeeze location assumed by the new franchisee. After the sale has closed, SCSFC, or its assignee(s), provides support for the new franchisee, and receives monthly royalty payments based on the gross revenue of the new franchisee.

                    SURF CITY SQUEEZE FRANCHISING CORPORATION

     Surf City Franchising Corporation ("SCSFC") was formed in 1995 to franchise Surf City Squeeze stores to third parties. As of December 31, 2001 and prior to the assignment to SCAC discussed below, SCSFC has 45 franchisees operating 51 franchised locations in 8 states throughout the United States, and in Qatar and Saudi Arabia. No single franchisee owns more than three Surf City Squeeze locations. Franchisees paid an initial $30,000 franchise fee upon entering into the franchise agreement with SCSFC. Franchisees also pay a continuing royalty of 6% of gross revenues on a monthly basis. SCSFC occasionally pledges the monthly royalty payments from certain franchisees as security for various Surf City and SCSFC financial obligations. During 2001, SCSFC utilized its royalty stream from the state of Illinois in a financing transaction. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - ROYALTY FINANCINGS DURING 2001, below. The term of a Surf City franchise agreement is the lesser of ten years or the term of the commercial real estate lease for the facility being operated as a Surf City Squeeze location by the franchisee.

     On July 7, 1998, SCSFC entered into a Master Franchise Agreement with 1238176 Ontario, Inc. (the "Master Franchisee"). The Master Franchise Agreement grants the Master Franchisee the exclusive right to set-up, create, establish and operate Master Franchisee-owned stores and to grant franchises for stores to qualified persons in the country of Canada. Under the Master Franchise Agreement, SCSFC receives a royalty 6% of monthly revenues for stores owned and operated by the Master Franchisee and a reduced royalty of 2% of monthly revenues for stores operated by third party franchisees. Due to various monetary defaults, this Master Franchise Agreement was terminated by SCSFC in August, 2001. As of the date of termination, twenty-one (21) stores have been opened and are operating in Canada under this Master Franchise Agreement, with only two of these stores owned and operated by the Master Franchisee. Subsequently, the Master Franchisee and SCSFC entered into a Settlement Agreement that provided, among other things, for the following: (i) Master Franchisee permanently close its two corporate locations in Canada; (ii) Master Franchisee relinquish all of its right, if any, to develop the Surf City Squeeze franchised concept in Canada, including, but not limited to, its previously granted exclusive franchise development rights for the Surf City Squeeze concept for the entire country of Canada; and (iii) Master Franchisee relinquish all of its rights, if any, to the remaining nineteen franchised Surf City Squeeze locations throughout Canada, including any share of the royalties generated from these nineteen locations. As of December 31, 2001, both parties are in full compliance with the terms of the Settlement Agreement, and Malibu Smoothie is directly servicing and supporting the remaining nineteen (19) franchised Surf City Squeeze locations in Canada and receiving the entire six percent (6%) royalty on a monthly basis from these remaining locations.

     On April 5, 1999, SCSFC entered into a Master Franchise Agreement with Al Mana International Est. (the "Middle East Master Franchisee"). The Master Franchise Agreement grants the Middle East Master Franchisee the exclusive right to set-up, create, establish and operate Master Franchisee-owned stores and to grant franchises for stores to qualified persons in the following middle eastern countries: (i) Qatar, (ii) United Arab Emirates, (iii) Saudi Arabia, (iv) Oman,
(v) Bahrain, (vi) Kuwait, (vii) Egypt, (viii) Lebanon, and (ix) Jordan (collectively, the "Middle East Territory"). Under the Master Franchise Agreement, SCSFC receives a royalty of 6% of monthly revenues for stores owned and operated by the Middle East Master Franchisee and for stores operated by third party subfranchisees in the Middle East Territory. As of December 31, 2001, three Surf City Squeeze store has been opened within the Middle East Territory under this Master Franchise Agreement. Of these three stores, two are located in Saudia Arabia, and one is located in Qatar, and all three stores are owned and operated by the Middle East Master Franchisee.

     As part of its franchising business, SCSFC or Surf City commonly enter into leases directly with the landlord for the Surf City Squeeze locations intended to be franchised, and then subleases the location to the new franchisee. Consequently, SCSFC or Surf City is frequently a tenant under, and thus liable and responsible for, various real estate leases for the benefit of its franchisees. In subleasing a Surf City Squeeze location, Surf City or SCSFC may increase the rent to compensate for the lease risk they assume. As of December 31, 2001, SCSFC or Surf City were tenants under approximately 63 real estate leases, which, in turn, were sub-leased to franchisees. SCSFC or Surf City, as a sublessor, has the right to evict a defaulting franchisee from the premises and relet the site.

     SCSFC, Surf City, or other affiliates of the Company have and will likely continue in certain limited situations to "guarantee" real estate leases between landlords and its franchisees and licensees. As of December 31, 2001, SCSFC or Surf City were guarantors for its franchisee's or licensee's obligations on 4 real estate leases. The typical commercial real estate lease for a Surf City location, whether SCSFC or Surf City is the tenant or a guarantor, is five to eight years.

     As of April 1998, SCSFC ceased to sell Surf City Squeeze franchises to new franchisees in the United States and had, prior to the assignment to SCAC discussed below, restricted its operations to supporting its existing franchisees at their respective locations. All new franchises for Surf City Squeeze locations within the United States are sold and serviced by Malibu Smoothie, which is discussed below. Also, all renewals of franchise agreements originally with SCSFC are now performed by Malibu Smoothie, with Malibu Smoothie and the renewing franchisee entering into Malibu Smoothie's current franchise agreement upon the expiration of the SCSFC franchise agreement.

     SCAC and the Company routinely advanced SCSFC significant sums during the past four years to fund its operations. As of December 31, 2001, the total of these advances exceeded $1,000,000 (the "Indebtedness"). SCSFC's ability to repay the Indebtedness to SCAC diminished each year since SCSFC no longer sells new franchises and its existing franchise agreements continue to decline as they either expire by their own terms or are renewed directly with Malibu Smoothie as detailed above. Given this scenario, SCAC and SCSFC reached an agreement effective the close of business on December 31, 2001 concerning the Indebtedness (the "Assignment Agreement"). Under the Assignment Agreement, SCSFC assigned each of its franchise agreements covering the remaining 51 locations, including the Master Franchise Agreement with the Middle East Master Franchisee, and all of its rights, if any, to the Surf City Squeeze trademarks and related intellectual property, to SCAC in return for a full cancellation of the indebtedness. Effective January 1, 2002, SCAC shall be entitled to directly collect all continuing royalties and related fees for the Surf City Squeeze locations transferred under the Assignment Agreement, and shall be fully responsible for providing the support and related servicing of the franchisees at the 51 locations whose franchise agreements were transferred under the Assignment Agreement.

     As of December 31, 2001 after giving effect to the Assignment Agreement and except for serving as a guarantor or as the tenant under the above-referenced commercial real estate leases and subleasing such space to third party franchisees, SCSFC has no other business, activities, or assets. The Company plans to dissolve SCSFC upon the expiration of these remaining Surf City Squeeze commercial real estate leases that SCSFC serve as the tenant or guarantor under.

                     MALIBU SMOOTHIE FRANCHISING CORPORATION

     Malibu Smoothie Franchising Corporation ("Malibu Smoothie") was formed in 1998 to act as the franchisor for new Surf City Squeeze franchises and to simplify the preparation of the franchisor's audited financial statements included in its Uniform Franchise Offering Circular ("UFOC") during the period Surf City was operating under the Plan of Reorganization. The franchise terms, royalties, and treatment of the commercial real estate leases are substantially the same as employed by SCSFC described above, except that the royalty payments are primarily collected from franchisees on a weekly basis. As of December 31, 2001, Malibu Smoothie had 22 franchisees operating 43 franchised locations in California, Illinois, Michigan, and Canada. Except for nineteen locations in Canada licensed to the same franchisee, no single franchisee owns more than three Surf City Squeeze locations.

                           KONA COAST PROVISIONS, INC.

     Kona Coast Provisions, Inc. is a wholly-owned subsidiary of SCAC. SEE BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - THE PRODUCT DISTRIBUTION DIVISION, below for a detailed discussion of Kona Coast Provisions, Inc., including its current operating status.

                       SURF CITY'S PLAN OF REORGANIZATION

     Surf City is currently operating under the Plan of Reorganization approved by the United States Bankruptcy Court and the required majority of Surf City's creditors. As part of the Plan of Reorganization, Surf City entered into numerous stipulations and settlements with various creditors, including landlords, that required either cure payments and, in certain cases, payments made to creditors over time. The terms of the general unsecured claims under the Plan of Reorganization require minimum aggregate payments of $1,225,000. Specifically, beginning with the calendar year 1998, Surf City is required to pay into an unsecured creditor distribution account, on the twentieth (20th) day of each calendar quarter and continuing for seven years thereafter, the following amounts: (i) $43,750; (ii) twenty-five percent (25%) of the first $50,000 of Net Cash Flow (defined in the Plan of Reorganization as the net consolidated cash flow of Surf City, SCSFC, and Kona Coast based on generally accepted accounting principles) for the preceding calendar quarter on a cumulative basis, taking into account the $43,750 payment in (i); and (iii) forty percent (40%) of the Net Cash Flow in excess of $50,000 for the preceding calendar quarter on a cumulative basis (items (ii) and (iii) are collectively referred to as the "Contingency Payments"). At this time, Surf City cannot reasonably estimate the amount of Contingency Payments that will ultimately be payable to the unsecured creditor distribution account because of uncertainties in the ability of Surf City, SCSFC, and Kona Coast to generate Net Cash Flow and the Company's inability to estimate the timing of any such Net Cash Flow if it does occur. As of December 31, 2000, Surf City has not made any Contingency Payments to the unsecured creditors pool.

     Under the Plan of Reorganization, beginning February 1, 1998, and continuing for seven years thereafter, the salaries of certain Surf City executives are limited to $100,000 each per calendar year, plus a percentage of Net Cash Flow. The Plan of Reorganization defines "Executive Salaries" as all cash received by executives from Surf City, Kona Coast, and SCSFC, in the form of salaries, exclusive of health, dental, life, disability, and similar benefits. The percentage of Net Cash Flow available for Executive Salaries is determined and paid on a quarterly basis, as follows: (i) seventy-five percent (75%) of the first $50,000 of the Net Cash Flow for the preceding calendar quarter; and (ii) thereafter, forty percent (40%) of the Net Cash Flow in excess of $50,000 for the preceding calendar quarter. Net Cash Flow is defined as the net consolidated cash flow of Surf City, SCSFC, and Kona Coast, based upon generally accepted accounting principles. The Plan of Reorganization defines "Executives" as Kevin Blackwell, President of Surf City, and David Guarino, Chief Financial Officer of Surf City, or their respective successors. The Plan of Reorganization does not restrict the payment of compensation by Kahala Corp. or any of the Company's other subsidiaries.

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

                              THE ROLLERZ DIVISION

     The Rollerz division operates through Rollerz Franchise Systems, L.L.C. ("Rollerz Franchise"), which the Company formed in March, 2000. Rollerz Franchise, which is a wholly- owned subsidiary of the Company, does not have any of its own subsidiaries and is an Arizona limited liability company in good standing.

     During the second quarter of 2000, the Company purchased the Rollerz concept and related assets from a corporation owned and controlled by the Company's President and CEO and his wife for a note payable in the amount of $200,000 and $100,000 in cash (the "Rollerz Transaction"). The Rollerz Transaction was unanimously approved by the independent directors of the Company's Board of Directors. From the Rollerz Transaction, the Company obtained sole ownership of the Rollerz brand name and concept, recipes and related intangible assets, and the assets and related operational rights to the first Rollerz outlet located in an office building in downtown Phoenix, Arizona.

     The key-operating unit of the Rollerz Division is the Rollerz retail store. The Company both franchises Rollerz stores and owns and operates stores for its own account. A typical Rollerz store offers gourmet rolled sandwiches, soups, salads, smoothies and other blended fruit drinks. As of December 31, 2001, Rollerz Franchise had 4 franchisees operating 4 locations as follows: (i) Irvine, California; (ii) Frisco, Texas; (iii) Tempe, Arizona; and (iv) Edison, New Jersey. Rollerz franchisees typically pay an initial $30,000 franchise fee to Rollerz Franchise. Franchisees also agree to pay a continuing royalty of 6% of gross revenues on a weekly basis. The typical term of a franchisee agreement is the lesser of ten years or the term of the commercial real estate lease on the facility to be operated as a Rollerz location by the franchisee. As of December 31, 2001, Rollerz did not own or operate any Rollerz locations for its own account.

                             THE TAHI MANA DIVISION

     The Tahi Mana division operates through Tahi Mana, L.L.C. ("Tahi Mana Franchise"), which the Company formed in February, 2000. Tahi Mana Franchise, which is a wholly-owned subsidiary of the Company, does not have any of its own subsidiaries and is an Arizona limited liability company in good standing.

     The key-operating unit of the Tahi Mana Division is the Tahi Mana retail store, located in upscale health clubs and other high-traffic fitness-related locations. A typical Tahi Mana store offers a full service juice bar serving blended fruit drinks and other nutritional drinks and supplements, as well as a scaled downed health foods supplement store featuring a limited selection of health foods and supplements for take-home purchase. As of December 31, 2001, Tahi Mana Franchise had one franchisee operating a single unit in Scottsdale, Arizona. Tahi Mana franchisees typically pay an initial $30,000 franchise fee to Tahi Mana Franchise. Franchisees also will pay a continuing royalty of 6% of gross revenues on a weekly basis. The typical term of a franchisee agreement will be the lesser of ten years or the term of the commercial real estate lease on the facility to be operated as a Tahi Mana location by the franchisee.

     As of December 31, 2001, the Company is not actively promoting or further developing its Tahi Mana Division. The reason for this reversal in strategy is the inability of the Company, its subsidiaries, and third party prospective franchisees to secure sites for Tahi Mana locations in upscale health clubs and other high-traffic fitness-related facilities due to a combination of the following: (i) a rapid consolidation of the health club industry on both a national, regional, and local basis; (ii) most national, regional and local upscale health club chains preferring to own and operate for themselves the juice bars and other retail venues within their clubs to allow them to promote their own private-label nutritional drinks, supplements, and other healthy snacks; and (iii) the expiration of an arrangement with an upscale national health club chain to place Tahi Mana retail stores in all future and certain existing locations of this national chain due to a change in the chain's upper management and for the reasons set forth in subitem (ii) above. In the event suitable locations within upscale health clubs and other high-traffic fitness-related locations again become obtainable for the Company and/or its prospective franchisees, the Company will begin committing resources to actively promote and further develop its Tahi Mana Division.

                        THE PRODUCT DISTRIBUTION DIVISION

     The Company's product distribution division, which sells smoothie mixes, nutritional products, supplements, uniforms, menus, and other printed logo items to franchisees and licensees of the Company's four retail food concepts only, was comprised of two subsidiaries: Kona Coast Provisions, Inc. and Tovali Products, L.L.C. During the year ending December 31, 2001, the combined revenues of Kona Coast Provisions, Inc. and Tovali Products, L.L.C. exceeded $725,000. During 2001, Kona Coast Provisions, Inc. sold all of its remaining inventory to third parties, and, as of December 31, 2001, was no longer operating.

                           KONA COAST PROVISIONS, INC.

     Kona Coast Provisions, Inc. ("Kona Coast") was originally formed in 1994 to act as the developer, and distributor of smoothie mixes, nutritional products and supplements, uniforms, and other printed Surf City Squeeze logo items. Kona Coast is currently a wholly-owned subsidiary of Surf City Acquisition Corp. II. Up until it ceased operations during 2001, Kona Coast sold its proprietary nutritional products and logo items to franchisees and licensees of Surf City Squeeze juice bars only. Kona Coast outsourced all of the manufacturing of its products, which are shipped directly from the manufacturer to Tovali Product, L.L.C.'s warehouse in Scottsdale, Arizona. Kona Coast received orders for its products directly by telephone or electronically through the internet from franchisees and licensees of Surf City Squeeze stores, and ships its product directly to them on a C.O.D. basis.

     As of December 31, 2001, Kona Coast has no assets or operations, with its only activity being to serve as the tenant under certain commercial real estate leases for warehouse space and certain commercial real estate leases for Surf City Squeeze locations. The Company plans to dissolve Kona Coast upon the expiration of these remaining commercial real estate leases that Kona Coast serves as the tenant.

                             TOVALI PRODUCTS, L.L.C.

     Tovali Products, L.L.C. ("Tovali") was formed in February, 2000 to act as a distributor of smoothie mixes, nutritional products and supplements, uniforms, and other printed logo items for all of the Company's retail food concepts except Surf City Squeeze. During 2001, as Kona Coast sold out of its remaining inventory and ceased its operations, Tovali also became the distributor of smoothie mixes, nutritional products and supplements, uniforms, and other printed logo items for the Company's Surf City Squeeze concept. Tovali is a wholly-owned subsidiary of the Company. Tovali currently sells its proprietary nutritional products and logo items to franchisees and licensees of all four of the Company's retail food outlets. Like Kona Coast, Tovali outsources all of the manufacturing of its products, which are shipped directly from the manufacturer to Tovali's warehouse in Scottsdale, Arizona. Tovali receives orders for its products directly by telephone or electronically through the internet from franchisees and licensees of Surf City Squeeze, Frullati Cafe & Bakery, Rollerz, and Tahi Mana stores, and ships its product directly to them on a C.O.D. basis.

                             THE RANCH * 1 DIVISION

     The Ranch * 1 division operates through R 1 Franchise Systems, L.L.C. ("R 1 Franchise"), which the Company formed in July of 2001. R 1 Franchise, which is a wholly- owned subsidiary of the Company, does not have any of its own subsidiaries, is an Arizona limited liability company in good standing, and is managed by the following two managers: (i) the Company, who is its sole member, and (ii) Alexandria Phillips, an independent director of the Company.

                       RANCH * 1 BACKGROUND AND FINANCING

     Ranch * 1, Inc., through its wholly-owned subsidiaries, owns and operates and franchises Ranch * 1 quick service restaurants that specialize in the sale of grilled chicken sandwiches and other grilled chicken products, Ranch * 1 famous fries, and other food and beverage items. As of December 31, 2001, there are 53 Ranch * 1 restaurants operating in 12 states, the District of Columbia, and Taiwan, of which 49 are franchised to third parties and the remaining four are corporate-owned. On July 3, 2001, Ranch * 1, Inc. and each of its wholly-owned subsidiaries (collectively, "Ranch 1") filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the "Court").

     During July, 2001, the Company, through its wholly-owned subsidiary, R 1 Franchise, entered into a Debtor-In-Possession Loan and Security Agreement with Ranch 1 to provide up to $2,000,000 in debtor in possession financing to Ranch 1 during the pendency of its bankruptcy reorganization (the "Loan Agreement"). In connection with the Loan Agreement, on July 6, 2001, the Company and R 1 Franchise entered into a Memorandum of Agreement with the R.E.& M. Petersen Living Trust, the largest shareholder of the Company, that provides up to $2,500,000 to R 1 Franchise for purposes of the Loan Agreement (the "Financing Agreement").

     On July 31, 2001, the U.S. Bankruptcy Court for the Southern District of New York entered a final order (the "Final Order") approving the Loan Agreement between Ranch 1 and R 1 Franchise. As of December 31, 2001 and March 29, 2002, R 1 Franchise has advanced Ranch 1 $650,000 and $1,200,000, respectively, under the Loan Agreement. Additionally, to effectuate the advances to Ranch 1 under the Loan Agreement, as of December 31, 2001 and March 29, 2002, R 1 Franchise has been advanced $1,200,000 from the R.E.&M. Petersen Living Trust under the above-referenced Financing Agreement. As of April 12, 2002, R 1 Franchise has been advanced the entire $2,500,000 under the Financing Agreement in connection with the formal confirmation of the Plan discussed below. The Financing Agreement, which is attached in its entirety as Exhibit 10.17 to this Form 10-KSB, provides, among other items, for the following: (i) interest, payable monthly, at the same rate set forth in the Loan Agreement; (ii) principal payments based upon certain percentages of initial franchise fees and area representative fees collected from Ranch * 1 franchisees and proceeds from the sale of certain corporate-owned Ranch * 1 outlets (the "Repayment Triggers"); and (iii) the payment of a substantial additional payment to the R.E.&M. Petersen Living Trust, as additional compensation for the loan, after the principal balance and all accrued interest has been paid in full based upon the same Repayment Triggers under subitem (ii) above.

     The Final Order also approved a joint franchise marketing agreement between Ranch 1 and R 1 Franchise that provides for R 1 Franchise to be paid a commission equal to 50% of the initial franchise fees and area development fees generated from sales by R 1 Franchise of new Ranch * 1 franchises and area development rights during the period when Ranch 1 is operating under Chapter 11 bankruptcy protection. As of December 31, 2001, R 1 Franchise has not been paid any commissions under this franchise marketing agreement.

            RANCH * 1 PLAN OF REORGANIZATION AND ULTIMATE ACQUISITION

     In January, 2002, Ranch 1, R 1 Franchise, and the Official Committee of Unsecured Creditors in the Ranch 1 bankruptcy case jointly filed a Plan of Reorganization (the "Plan") and related Disclosure Statement with the Court. The Plan and Disclosure Statement provide, among other things, for R 1 Franchise to own 100% of the reorganized Ranch 1 upon the effective date, as detailed below, of the Plan. A copy of the Plan and related Disclosure Statement are attached as Exhibits 10.18 and 10.19, respectively, to this Form 10-KSB.

     On February 14, 2002, the Court informally approved the Plan and related Disclosure Statement. A formal confirmation order was subsequently submitted to the Court (the "Confirmation Order"). On April 4, 2002, the Court formally executed and entered the Confirmation Order, thereby formally approving the Plan and related Disclosure Statement. Since the Court did not formally enter the Confirmation Order until April 4, 2002, the Plan and related Disclosure Statement will not be effective until May 1, 2002. A copy of the Confirmation Order is attached as Exhibit 10.21 to this Form 10-KSB.

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

     The Company does not engage in any general media or print advertising for either its company-owned (when applicable) or its franchised or licensed stores. However, individual franchisees and licensees use a wide variety of advertising and marketing techniques, including coupons, frequent customer discounts and hand-distributed flyers to promote individual locations, including their respective catering capabilities.

     The Company is not currently advertising for new prospective franchisees for any of its divisions, and, at the present time, the Company rarely engages outside brokers to locate prospective franchisees. During 2000, as an alternative to these traditional marketing efforts for new franchisees, the Company began its Area Representative Program. As part of this marketing program, the Company sells certain regions of the United States to third party Area Representatives (a "Territory") for a non-refundable fee (the "Area Representative Fee"). In return, the Area Representative receives training from the Company and has the exclusive right to develop the Territory itself and to identify and qualify third party franchisees within the Territory to purchase a franchise of one of the Company's four retail food concepts directly from the Company. Under this arrangement, the franchise agreement and all related documents are still executed directly between the Company, as franchisor, and the third party or the Area Representative, as franchisee, and all payments due under such agreements are made directly by the third party franchisee or Area Representative to the Company. Under the Area Representative Agreement, each Area Representative is required to establish a marketing program utilizing materials and techniques approved by the Company to identify new franchisees for the Company's retail food concepts in the Territory. For each new franchise sold in the Territory, the Area Representative Agreement provides the following: (i) Area Representative and the Company shall evenly split all fees generated from the new franchisee, including, but not limited to, the initial franchise fee, the continuing royalty fee, transfer fees, and renewal fees (except that the Area Representative shall receive 100% of the initial franchise fees collected on a certain number of the first franchises sold in the Territory during the term of the Area Representative Agreement); (ii) Area Representative shall have certain obligations to train each new franchisee and assist the new franchisee in locating, building and opening the new franchise store; and (iii) Area Representative shall provide certain ongoing support to the new franchisees in the Territory during the term of the applicable franchise agreement. Additionally, the Area Representative must meet certain yearly development obligations under the Area Representative Agreement for the Area Representative to retain its exclusivity to develop the Territory.

     In May, 2000, the Company sold its first Area Representative Agreement covering the southern half of the state of California (the "Southern California Territory") for only its Frullati Cafe & Bakery and Surf City Squeeze retail food concepts to Greenland, Inc., an existing franchisee of two Surf City Squeeze outlets, for $300,000. As of December 31, 2001, eleven new franchises of the Company's Surf City Squeeze concept and three new franchises of the Company's Frullati Cafe & Bakery concept have been sold in the Southern California Territory under this Area Representative Agreement. Of these fourteen new franchises, ten of which were open as of December 31, 2001, twelve were sold to third party franchisees and two were sold to Greenland, Inc. to operate for its own account.

     In June, 2000, the Company sold its second Area Representative Agreement covering the states of Illinois, Michigan, and Wisconsin (the "Midwest Territory") for all four of its retail food concepts to Rilwala Foods, Inc. for $300,000. As of December 31, 2001, three new franchises of the Company's four retail food concepts have been sold and opened in the Midwest Territory to either Rilwala Foods, Inc. (or its affiliates) or to third party franchisees under this Area Representative Agreement. Mr. Harry Shah, a current director of the Company, is a significant shareholder and a controlling principal of Rilwala Foods, Inc. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below.

     In November, 2000, in an effort to identify additional Area Representatives for territories throughout the United States and foreign countries that are not already being developed by the Company pursuant to an Area Representative Agreement or similar development agreement with third parties (the "Master Territory"), the Company entered into an Exclusive Master Development Agreement with Rilwala Group, Inc., an investment group based in Chicago, Illinois and affiliated with Rilwala Foods, Inc. (the "Master Development Agreement"). As discussed in BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE above, Rilwala Group, Inc. also invested $1,600,000 in the Company during 2000. Mr. Harry Shah, a current director of the Company, is a significant shareholder and controlling principal of Rilwala Group, Inc. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below. Under this Master Development Agreement, Rilwala Group, Inc. has the exclusive right to subdivide the Master Territory for sale to third party Area Representatives pursuant to the Company's standard Area Representative Agreement detailed above, subject to the Company's approval of the following: (i) the Area Representative; (ii) the size of the territory to be sold to the Area Representative; and (iii) the amount of the Area Representative Fee to be charged for the territory. Each Area Representative Agreement sold shall be between the Company, Rilwala Group, Inc., and the third party Area Representative. Additionally, the Master Development Agreement provides for the following: (i) each Area Representative Fee collected from Area Representative Agreements sold in the Master Territory shall be evenly split between the Company and Rilwala Group, Inc.; (ii) the Company shall provide all necessary training to each Area Representative purchasing an Area Representative Agreement in the Master Territory; (iii) Rilwala Group, Inc. must sell a certain number of Area Representative Agreements each year in order to retain in exclusivity under the Master Development Agreement to develop the Master Territory; and (iv) Rilwala Group, Inc. is entitled to receive warrants from the Company to purchase the Company's common stock after selling a certain number of Area Representative Agreements in the Master Territory during the term of the Master Development Agreement. As of December 31, 2001, Rilwala Group, Inc. has not sold enough Area Representative Agreements to be entitled to any of the referenced warrants to purchase the Company's common stock. Each Area Representative Agreement sold to third party Area Representatives in the Master Territory shall be the Company's standard Area Representative Agreement detailed above, containing substantially the same terms and conditions, except that Area Representative, Rilwala Group, Inc. and the Company shall evenly split all fees generated from the new franchisees, including, but not limited to, the initial franchise fee, the continuing royalty fees, transfer fees, and renewal fees (except that the Area Representative shall receive 100% of the initial franchise fees collected on a certain number of franchises sold in the Territory during the term of the Area Representative Agreement). As of December 31, 2001, four Area Representative Agreements have been sold to third party Area Representatives pursuant to this

Master Development Agreement, with only one franchise location open as of year end under any these agreements.

     ROYALTY FINANCINGS DURING 2001:

     In April, 2001, the Company entered into an agreement with Rilwala Foods, Inc. concerning the Company's royalty stream from its franchised Frullati Cafe & Bakery and Surf City Squeeze outlets already open as of the date of the agreement within the state of Illinois (the "Existing Illinois Stores"). Specifically, under the agreement, Rilwala Foods, Inc. paid the Company $300,000 in cash in exchange for the rights to two-thirds of the continuing royalties collected by the Company from the Existing Illinois Stores beginning May 1, 2001 for so long as the Existing Illinois Stores continue to operate as their respective franchise location and pay the applicable ongoing royalty fee (the "Illinois Royalty Financing"). Under the Illinois Royalty Financing, after deducing a two percent accounting fee, the Company remits to Rilwala Foods, Inc. its two-thirds share of the balance of the royalties collected from the Existing Illinois Stores on a monthly basis. The parties have also agreed to evenly split all legal costs and expenses required to enforce any of the franchise agreements for the Existing Illinois Stores.

     In December, 2001, the Company entered into a Continuing Royalty Fee Agreement with R.B. Texas Collections, Inc., an affiliate of Rilwala Group, Inc., Rilwala Foods, Inc., and Harry Shah, a director of the Company ("RB"), concerning the Company's royalty stream from the franchised outlets of its four existing concepts already open as of the date of the agreement within the state of Texas (the "Existing Texas Stores"). Specifically, under the agreement, RB agreed to pay the Company $1,551,864 over three years (the "Texas Consideration") in exchange for the rights to two-thirds of the continuing royalties collected by the Company from the Existing Texas Stores for so long as the Existing Texas Stores continue to operate as their respective franchise location and pay the applicable ongoing royalty fee (the "Texas Royalty Financing"). The Texas Consideration is to be paid by RB to the Company as follows: (i) $600,0000 was paid by RB to the Company in December, 2001 upon the execution of the agreement; (ii) $500,000 would be credited against RB's two-thirds share of the royalties collected from the Existing Texas Stores during 2002; and (iii) $451,864 would be credited against RB's two-thirds share of the royalties collected from the Existing Texas Stores during 2003. Under the Texas Royalty Financing, after deducing a two percent accounting fee and the above-referenced credits during 2002 and 2003, the Company remits to RB its two-thirds share of the balance of the royalties collected from the Existing Texas Stores on a monthly basis. The Company has guaranteed to RB that, after application of these referenced credits, RB shall receive a minimum of $85,000 and $133,136 during 2002 and 2003, respectively, for royalties collected from the Existing Texas Stores during those two years. The Company has made no additional guarantees to RB concerning the amount of their share of the royalties collected from the Existing Texas Stores during 2004 and beyond. The parties have also agreed to split all legal costs and expenses required to enforce any of the franchise agreements for the Existing Texas Stores. A complete copy of the Continuing Royalty Fee Agreement for this Texas Royalty Financing is attached as Exhibit 10.20 to this Form 10-KSB.

     COMPETITION AND THE COMPANY'S POSITION IN THE INDUSTRY:

     The business of operating and franchising juice bars serving blended fruit drinks and healthy food cafes serving sandwiches, gourmet rolled sandwiches, soups, salads, and other healthy snacks is highly competitive and fragmented. Other operators of juice bars and healthy food cafes compete for market share on a multitude of factors, the primary ones of which include strategic retail store locations and the variety and breadth of products offered. There are three national juice bar chains with over one hundred units, with two chains, Jamba Juice and Smoothie King, having approximately three hundred units each. All three of these national juice bar chains' outlets are primarily located in strip centers and street locations. Consequently, the Company believes its store locations provide access to a more diverse and concentrated traffic flow of potential customers than do these three national chains' strip centers and street locations. There are numerous other smaller regional chains of juice bars serving blended drinks and health food cafes serving both fresh sandwiches and rolled sandwiches throughout the United States that operate in both strip centers and street locations and specialty locations within airports, hospitals, office complexes and shopping malls. The Company's competitive strategy includes offering what the Company believes is a better tasting, blended fruit drink, offering healthy foods and snacks that utilize fresh ingredients, and locating its stores in high density traffic flow specialty retail locations that are convenient for the customer. With its pending acquisition of the Ranch * 1 grilled chicken franchise chain, the Company will be adding a fifth retail food concept to its portfolio that is centered around grilled chicken products, and thus not dependent on the sale of blended fruit drinks and other healthy snacks. By diversifying with the Ranch * 1 concept, the Company believes it will have a much broader base of potential franchisees and area representatives, as well as greater high-traffic real estate locations offered to it for Ranch * 1 stores.

     SOURCES AND AVAILABILITY OF RAW MATERIALS & PRINCIPAL SUPPLIERS:

     Kona Coast and Tovali both use multiple manufacturers and suppliers to produce their smoothie mixes, nutritional products and supplements. Neither entity has experienced difficulty finding sources for its raw ingredients. Additionally, neither Kona Coast nor Tovali are dependent upon any one manufacturer or supplier.

     The Company uses various food service distribution companies to supply fruit, meats, poultry products, bakery products, other food supplies, and cleaning products to its franchisees, licensees, and company-owned stores. The Company has not experienced any difficulties finding available sources for these products. The Company also periodically solicits bid requests for its food service programs to ensure the best prices, service, and selection for its outlets.

     INTELLECTUAL PROPERTY AND AGREEMENTS:

     The Company holds no patents or copyrights, and the Company does not copyright its recipes for the proprietary smoothie mixes, and other supplements manufactured and distributed by Kona Coast and Tovali. The Company protects its recipes through trade secret agreements and internal security measures, which management believes are adequate.

     The Company has registered numerous service marks and has applied for the registration of various service marks with the United States Patent and Trademark Office. The following table summarizes the status of the Company's service marks:

REGISTRATION
OR SERIAL NO.    SERVICE MARK DESCRIPTION                  REGISTRATION DATE
-------------    ------------------------                  -----------------
1,978,232        Surf City Squeeze Pineapple Man Design    March 12, 1996
2,255,749        Frullati Cafe & Bakery                    June 22, 1999
1,731,865        Frullati Name                             November 10, 1992
1,731,867        Frullati Name & All Natural Design        November 10, 1992
1,989,162        Frullati Cafe and Design                  July 23, 1996
76/194,838       Rollerz Name                              Pending (filed in January, 2001)
76/194,839       Rollerz Design                            Pending (filed in January, 2001)
76/194,840       Tahi Mana Design                          Pending (filed in January, 2001)
76/365,714       Surf City Squeeze Name                    Pending (filed in January, 2002)
76/365,715       Surf City Squeeze Wavy Design             Pending (filed in January, 2002)

     The Company has also registered the following service marks in Canada: (i) Surf City Squeeze name; (ii) Surf City Squeeze Design; (iii) Frullati Cafe & Bakery name; (iv) Frullati Cafe & Bakery Design. Additionally, the Company has registered the following services marks in Mexico and the European Community as well: (i) Frullati Cafe & Bakery name; and (ii) Frullati Cafe & Bakery Design.

     FRANCHISE AGREEMENTS:

     The Company has approximately 190 franchise agreements currently in effect providing for royalties on both a weekly and monthly basis. Of these, seven franchise agreements are currently in default. The remaining franchise agreements are currently in full force and effect, and to the Company's knowledge, are not in default. Additionally, The Company has 22 license agreements in effect with third party purchasers of former company-owned Surf City Squeeze and Frullati Cafe & Bakery locations. One license agreement is currently in default. To the Company's knowledge, the remaining license agreements are currently in full force and effect.

     GOVERNMENTAL APPROVALS OR REGULATIONS:

     Except for complying with state and federal franchising regulations and with state and local ordinances governing land use and the health and safety of food service operations, the Company's principal products of fruit smoothie drinks, sandwiches, and other healthy foods, snacks and supplements are not subject to governmental approval, nor does management know of any existing or proposed regulations of its business that could have a material effect on its operations.

     The Company's primary business is the sale of franchises. Accordingly, the Company is required to comply with state and federal laws governing the sale of franchises. The Company prepares, updates and distributes to its potential franchisees a Uniform Franchising Circular for each applicable concept, which complies with applicable state and federal law.

     The Company's corporate-owned stores, when applicable, and the stores of its franchisees are subject to federal, state and local health regulation. The most material governmental regulations the Company is subject to are local health department requirements and regulations. The Company's operations are not directly regulated by the FDA, but the manufacturers and suppliers of its food products may be subject to FDA regulations.

     The Company has not been involved in any judicial or regulatory proceedings involving any alleged violation of environmental laws, and, to the best of management's knowledge, the Company believes it is in compliance with all applicable environmental laws.

     INSURANCE:

     The Company and its subsidiaries maintain general liability and workers compensation insurance at levels which management believes are adequate. Additionally, all franchised and licensed Frullati Cafe & Bakery, Surf City Squeeze, Rollerz, and Tahi Mana locations where a subsidiary of the Company is either the tenant or a guarantor of the commercial real estate lease for the location, maintain individual policies of general liability coverage in accordance with the requirements of the applicable real estate lease naming the applicable subsidiary of the Company as an additional insured.

     RESEARCH & DEVELOPMENT:

     All of the Company's research and development activities are performed by Kona Coast through 2001 and Tovali going forward. These research and development activities are focused primarily on the development of new and improved nutritional products recipes and include the development of improved fructose and Nutrasweet-based smoothie mixes; vitamin fortified smoothie mixes; shelf-stable smoothie mix (liquid) available for grocery store distribution; frozen (liquid) smoothie mix for institutional use; and pre-flavored smoothie mixes sold in individual packets for home use. The Company's expenses relating to these research and development activities are insignificant.

     EMPLOYEES:

     As of December 31, 2001, the Company had a total of 15 full-time employees and 1 part-time employee. Neither the Company nor any of its subsidiaries is a party to any labor contracts with their employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. Locations for all of the Company's franchised, licensed or company-owned Surf City Squeeze, Frullati Cafe & Bakery, Rollerz, and Tahi Mana stores are leased from independent third parties. The information set forth below is as of December 31, 2001.

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

     Rollerz and Tahi Mana stores are either owned and operated by independent franchisees or owned and operated directly by the Company through its subsidiaries. Franchisees pay an initial franchise fee of $30,000, plus weekly royalty fees to the Company of 6% of gross revenue. Franchisees receive ongoing training and support from the Company. The term of a franchise is the lesser of ten years or the remaining term of the commercial real estate lease for the applicable location.

     As of December 31, 2001, approximately 90% of the Company's worldwide units were operated by third party franchisees and approximately 10% were operated by third party licensees. During 2001, the Company owned anywhere from zero to fifteen corporate-owned locations of its four concepts throughout the country. However, as of December 31, 2001, the Company had either closed or sold to third party franchisees its remaining corporate-owned outlets of its four concepts.

     The Company's retail outlets, described by ownership type, as of December 31, 2001, are summarized below:

                                                              COMPANY-
                                  FRANCHISED     LICENSED      OWNED       TOTAL
                                  ----------     --------     --------     -----
Surf City Squeeze                     94            20           --         114
Frullati Cafe & Bakery                91             2           --          93
Rollerz                                4            --           --           4
Tahi Mana                              1            --           --           1

     Geographical Distribution of the Company's Retail Outlets as of December 31, 2001:

                           SURF CITY     FRULLATI CAFE
                            SQUEEZE        & BAKERY        ROLLERZ     TAHI MANA
                            -------        --------        -------     ---------
Arizona                         9             --               1            1
Arkansas                       --              3              --           --
California                     66              2               1           --
Colorado                        1             --              --           --
Connecticut                     1             --              --           --
Florida                         1              8              --           --
Illinois                        3             16              --           --
Indiana                        --              4              --           --
Kentucky                       --              2              --           --
Louisiana                      --              4              --           --
Michigan                        6              3              --           --
Minnesota                      --              2              --           --
Mississippi                    --             --              --           --
Missouri                       --              2              --           --
Nevada                          1             --              --           --
New Jersey                     --             --               1           --
New Mexico                     --              1              --           --
New York                        2             --              --           --
Ohio                           --              6              --           --
Oklahoma                       --              2              --           --
Pennsylvania                   --             --              --           --
Tennessee                      --              3              --           --
Texas                          --             35               1           --
Virginia                       --             --              --           --
Washington                      2             --              --           --
Canada                         19             --              --           --
Qatar                           1             --              --           --
Saudi Arabia                    2             --              --           --
                             ----           ----            ----         ----
Totals                        114             93               4            1
                             ====           ====            ====         ====

     Of the Company's 93 Frullati Cafe and Bakery franchised and licensed outlets, 75, or 35% of the Company's total outlets, are operated under commercial real estate leases with third party landlords under which Selman (or one of its wholly-owned subsidiaries) is the tenant and the franchisee or licensee is the sub-tenant. Of the remaining 18 franchised and licensed Frullati Cafe and Bakery outlets, Selman, or one of its wholly-owned subsidiaries, is a guarantor of three of the commercial real estate leases, or 1% of the Company's total retail outlets, between the third party landlord and a franchisee. Of the remaining 15 Frullati Cafe & Bakery locations, the Company is not a party in any capacity to the applicable commercial real estate lease.

     Of the Company's 114 Surf City Squeeze locations, 63, or 30% of the Company's total outlets, operate under commercial real estate leases under which either Surf City, Kona Coast, or SCSFC is the tenant and the franchisee or licensee is a sub-tenant. Surf City is a guarantor of four commercial real estate leases, or 2% of the Company's total retail outlets, between the franchisee or licensee and the landlord. Of the remaining 47 Surf City Squeeze locations, the Company is not a party in any capacity to the commercial real estate lease.

     Of the Company's four Rollerz retail outlets and one Tahi Mana retail outlets, three, or 2% of the Company's total outlets, operate under commercial real estate leases under which the Company or one of its wholly-owned subsidiaries is the tenant. Of these three outlets, two of which are franchised Rollerz stores and one is a franchised Tahi Mana store, where the Company is the tenant under the lease, the applicable franchisee is the sub-tenant.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to several pending legal proceedings involving primarily landlords and vendors, all of which are deemed by the management of the Company to be ordinary and routine litigation incidental to the business, and none of which is believed likely to have a material adverse effect on the Company, its financial position or operations. SEE LIQUIDITY AND CAPITAL RESOURCES - RISK FACTORS, below, for additional information on the number and status of the legal proceedings involving landlords.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on December 12, 2001 in Scottsdale, Arizona (the "Annual Meeting"). Under the first proposal presented at the Annual Meeting, the following seven individuals were elected to the Company's Board of Directors: (a) Kevin Blackwell; (b) Robert Corliss; (c) David Guarino; (d) Alexandria Phillips; (e) Don Plato; (f) Haresh Shah; and (g) Philip Trimbach. The following summarizes the voting for the election of directors:

DIRECTOR-NOMINEES                    VOTES FOR    VOTES WITHHELD   VOTES AGAINST
-----------------                    ----------   --------------   -------------
Kevin Blackwell                      34,648,925       18,338             0
Robert Corliss                       34,655,863       11,400             0
David Guarino                        34,628,863       38,400             0
Alexandria Phillips                  34,655,863       11,400             0
Don Plato                            34,655,363       11,900             0
Haresh Shah                          34,655,863       11,400             0
Philip Trimbach                      34,655,363       11,900             0

     In the above election for the Company's seven directors at the Annual Meeting, there we 809,191 broker non-votes.

     Under the second proposal presented at the Annual Meeting, the Company's shareholders voted on the appointment of Weber & Company, P.C. as the Company's independent public accountants for the fiscal year ending December 31, 2001. The Company's shareholders approved the appointment of Weber & Company, P.C. with a total of 34,667,113 votes cast in favor of appointing Weber & Company, P.C. as the Company's independent public accountants for the fiscal year ending December

31, 2001, with 150 shareholder votes cast against, withheld, or abstained on the matter. Additionally, there were 809,191 broker non-votes with respect to the appointment of Weber & Company, P.C.

     Under the third proposal presented by certain shareholders present at the Annual Meeting as part of any other business to properly come before the Annual Meeting, the Company's shareholders voted on an amendment to the Company's Articles of Incorporation to change the conversion ratio on the Company's Series A and Series B Preferred Stock as follows: (i) the conversion ratio for the Company's Series A Preferred Stock would be decreased from 13 1/3 common shares to each Series A preferred share to 12 common shares to each Series A preferred share; and (ii) the conversion ratio for the Company's Series B Preferred Stock would be increased from 10 common shares to each Series B preferred share to 12 common shares to each Series B preferred share. The Company's shareholders approved the amendment with a total of 34,653,513 votes cast for the amendment to the Company's Articles of Incorporation to change the conversion ratio for the Company Series A and Series B Preferred Stock, 10,000 votes cast against such amendment, and 3,750 votes withheld or abstained on the matter. Additionally, there were 809,191 broker non-votes with respect to this proposed Amendment to the Company's Articles of Incorporation.

     Except as detailed above, there were no other matters submitted during the fourth quarter ending December 31, 2001 to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION:

     The Company's Common Stock is currently traded on the Over the Counter Electronic Bulletin Board (OTC BB) under the symbol "KAHA." The Company's Common Stock began trading on the Over the Counter Bulletin Board Market in March of 1999. The Company's Common Stock traded under the symbol "SPGK" from March, 1999 until January, 2001. In general, shares of the Company's Common Stock are highly illiquid due to the lack of volume and any known active market makers.

     The high and low bid (sales) prices for each quarter are as follows:

               QUARTER(1)         HIGH        LOW        CLOSE
               --------           ----        ---        -----
               03/31/99           3.75        2.00        2.25
               06/30/99           2.25        0.44        0.56
               09/30/99           0.63        0.13        0.28
               12/31/99           0.63        0.06        0.25
               03/31/00           0.60        0.19        0.30
               06/30/00           0.54        0.10        0.20
               09/30/00           0.375       0.156       0.230
               12/31/00           0.437       0.050       0.125
               03/31/01           0.30        0.13        0.13
               06/30/01           0.20        0.09        0.20
               09/30/01           0.35        0.17        0.17
               12/31/01           0.20        0.08        0.10

----------
(1) The Company's Common Stock began trading on the Over the Counter Bulletin Board Market in March, 1999.

     There is an established trading market for the Company's Common Stock.

     HOLDERS:

     There are approximately 328 holders of the Common Stock of the Company as of December 31, 2001.

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

     RECENT SALES OF UNREGISTERED SECURITIES:

     During the past three years, the Company has issued the following securities, which were not registered and are restricted. The shares were issued in reliance upon the exemption from registration under Section 4(2) the Securities Act of 1933, and comparable provisions of state law. Each placement of the Company's securities described in the table below was privately negotiated with an investor whom the Company had reasonable grounds to believe was an accredited investor under Regulation D. All shares issued were restricted so that the shares cannot be transferred unless registered or unless an exception from registration is available.

DATE          NAME                     NO. OF SHARES                  CONSIDERATION
----          ----                     -------------                  -------------
3/15/99       Kevin Blackwell          575,000 Series A               100% of SCAC's Outstanding
                                       Preferred Stock                Shares(2)
04/01/99      Scott Levine             75,000 Common Stock            Legal Fees(3)
04/01/99      William Naumann          75,000 Common Stock            Legal Fees(3)
05/21/99      R.E.& M. Petersen        650,000 Series B Preferred     Cash(4)
              Living Trust             Stock and Warrants
09/15/99      Kenneth Sharkey          75,000 Common Stock            Arbitration Settlement(5)
12/11/00      Coffin Communications
              Group, Inc.              50,000 Common Stock            Promissory Note(6)
12/28/00      Rilwala Group, Inc.      160,000 Series C               Cash(7)
                                       Preferred Stock
03/01/00;     Kevin Blackwell;         4,705,878 Common Stock         Series A & B Preferred Stock
06/01/00;     David Guarino;                                          Dividends During 2000(8)
09/01/00;     Robert Corliss;
and           Weider Health &
12/01/00      Fitness; and
              R.E.&M. Petersen
              Living Trust

----------
(2) The Company issued 575,000 shares of its Series A Preferred Stock to Kevin Blackwell on March 15, 1999, in exchange for 100% of the issued and outstanding common shares of SCAC held by Mr. Blackwell. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE, above.
(3) The Company issued a total of 150,000 shares of its unregistered and restricted Common Stock to the shareholders of Naumann & Levine, LLP in satisfaction of outstanding legal fees totaling approximately $47,000.
(4) The Company issued 650,000 shares of its Series B Preferred Stock to the R.E.&M. Petersen Living Trust on May 21, 2000, in exchange for $6,500,000 in cash and a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The exercise price for the warrant was subsequently reduced to $0.40 per share during 2000 as compensation for the Petersen Trust's guaranty of a $1,000,000 credit facility for the Company. The exercise price for the warrant was reduced again during 2001 to $0.20 per share as additional compensation to the Petersen Trust for its assistance in obtaining and guaranteeing an increase in the revolving line of credit portion of the credit facility.
(5) The Company issued 75,000 shares of unregistered and restricted Common Stock to Kenneth Sharkey in settlement of an action pending before the American Arbitration Association entitled Surf City Squeeze Franchising Corp. et al. v. Kenneth A. Sharkey, et al., Case no. 76 114 00299 97.
(6) The Company retained Coffin Communications Group, Inc. ("Coffin") as its public relations firm in October, 1999. As part of the retainer agreement, Coffin agreed to purchase from the Company 50,000 shares of its Common Stock at $0.16 per share, the average market price calculated during a two-week period in October, 1999. Coffin executed a one year promissory note for $8,000 in favor of the Company for the payment of these 50,000 shares of Common Stock (the "Coffin Note"). The Coffin Note was paid in full during 2000.
(7) The Company issued 160,000 shares of its Series C Preferred Stock to Rilwala Group, Inc. on December 28, 2000, in exchange for $1,600,000 cash.
(8) The Company issued a total of 4,705,878 shares of unregistered and restricted Common Stock to the holders of its Series A and Series B Preferred Stock during the year ending December 31, 2000 as payment in full of the 10% dividend payable on such preferred shares. The 10% dividend paid with the Company's Common Stock on the Series A and Series B Preferred Stock during 2000 was paid on a quarterly basis as follows: (i) March 1, 2000; (ii) June 1, 2000; (iii) September 1, 2000; and (iv) December 1, 2000. The following total number of shares of the Company's Common Stock were issued to the indicated owner of the Company's Series A and Series B Preferred Stock during 2000 in payment of the 10% dividend on such preferred shares: (i) Kevin Blackwell (Series A Holder) - 864,348 shares;
     (ii) Robert Corliss (Series A Holder) - 48, 018 shares; (iii) David Guarino (Series A Holder) - 912,365 shares; (iv) Weider Health & Fitness (Series A Holder) - 384,153 shares; and (v) R.E.&M. Petersen Living Trust (Series B Holder) - 2,496,994 shares.

03/01/01;     Kevin Blackwell;         9,392,579 Common Stock         Series A, B, & C Preferred
06/01/01;     David Guarino;                                          Stock Dividends During 2001(9)
09/01/01;     Robert Corliss;
and           Weider Health &
12/01/01      Fitness; R.E.&M.
              Petersen Living
              Trust; Rilwala
              Group, Inc.

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

----------
(9) The Company issued a total of 9,392,579 shares of unregistered and restricted Common Stock to the holders of its Series A, Series B, and Series C Preferred Stock during the year ending December 31, 2001 as payment in full of the 10% dividend payable on such preferred shares. The 10% dividend paid with the Company's Common Stock on the Series A, Series B, and Series C Preferred Stock during 2001 was paid on a quarterly basis as follows: (i) March 1, 2001; (ii) June 1, 2001; (iii) September 1, 2001; and (iv) December 1, 2001. The following total number of shares of the Company's Common Stock were issued to the indicated owner of the Company's Series A, Series B, and Series C Preferred Stock during 2001 in payment of the 10% dividend on such preferred shares: (i) Kevin Blackwell (Series A Holder) - 1,572,196 shares; (ii) Robert Corliss (Series A Holder) - 84,788 shares; (iii) David Guarino (Series A Holder) - 1,622,984 shares; (iv) Weider Health & Fitness (Series A Holder) - 678,309 shares; (v) R.E.&M. Petersen Living Trust (Series B Holder) - 4,409,008 shares; and (vi) Rilwala Group, Inc. (Series C Holder) - 1,025,294 shares.

IN THIS PART AND ELSEWHERE IN THIS FORM 10-KSB. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE EFFECT OF NATIONAL AND REGIONAL ECONOMIC AND MARKET CONDITIONS IN THE U.S. WHERE THE COMPANY FRANCHISES AND OPERATES STORE LOCATIONS, COSTS OF LABOR AND EMPLOYEE BENEFITS, COSTS OF MARKETING, THE SUCCESS OR FAILURE OF MARKETING EFFORTS, COSTS OF FOOD AND NON-FOOD ITEMS USED IN THE OPERATION OF THE COMPANY'S STORES, INTENSITY OF COMPETITION FOR LOCATIONS AND FRANCHISEES AS WELL AS CUSTOMERS, PERCEPTION OF FOOD SAFETY, SPENDING PATTERNS AND DEMOGRAPHIC TRENDS, LEGAL CLAIMS AND LITIGATION, THE AVAILABILITY OF FINANCING FOR THE COMPANY AND ITS FRANCHISEES AT REASONABLE INTEREST RATES, AND LEGISLATION AND GOVERNMENTAL REGULATIONS AFFECTING THE COMPANY'S BUSINESS. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S CONTROL.

     MANAGEMENT DISCUSSION AND ANALYSIS

     The Company's audited consolidated financial statements as of December 31, 2001 and 2000, include the accounts and results of operations of the Company and its wholly-owned subsidiaries for the twelve months then ended. The results of operations for the year ended December 31,1999 include that of Selman and Fru-Cor, respectively, for the period May 21, 1999, and July 7, 1999 (the dates for the Company's acquisition of Selman and Fru-Cor) through December 31, 1999, respectively. The Company's acquisition of SCAC was effected through an exchange of Common Stock and Preferred Stock, which resulted in 100% of the Common stock of SCAC being held by the Company and the existing shareholders of SCAC owning approximately 69% of the Company's issued and outstanding shares. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with SCAC as the acquirer.

     The Company is the holding company for its operating subsidiaries. The results of operations are dependent upon the sales volumes at both company-owned, when applicable, and franchised stores. The Company earns royalties based on a percentage of the revenues of the franchised operations. It also earns revenue from direct sales at its company-owned stores, when applicable, and from sales of proprietary products to franchisees and licensees. The Company also earns franchise fees through the sale of new franchised stores.

     The Company is subject to seasonality in its business. Volume is generally higher from the middle of spring through the summer and again in November and December during the holiday shopping season. These variances in volume can be attributed to the increased volume in shopping malls and airports where a majority of the Company's stores are located.

     The Company closed the Dallas, Texas administrative offices of Selman and Fru-Cor in November, 1999, which it acquired in May, 1999. The Company also sold a total of 11 and 21 former company-owned Frullati Cafe & Bakery, Rollerz, and Tahi Mana outlets during 2001 and 2000, respectively, to third party franchisees and licensees. With these sales of its former company-owned locations and the closure of 10 under performing former company-owned Frullati Cafe & Bakery and Tahi Mana outlets during 2001, the Company has achieved its stated goal of divesting all of its company-owned locations as of December 31, 2001 to focus its resources primarily on franchising.

     With the above-referenced transition to operating exclusively as a franchisor at December 31, 2001, the Company's future operating profitability has become more dependent upon franchise and royalty income. The Company's overall revenues have significantly decreased as this transition to exclusively franchising has occurred. However, the Company will continue to grow its existing four concepts through the franchising of new locations and assisting franchisees in increasing sales volumes at their existing locations. The Company also intends to seek additional acquisitions that provide operating synergies compatible with its current operations, including completing the acquisition of the Ranch * 1 grilled chicken concept. See BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - THE RANCH * 1 DIVISION, above.

     The Company's notes receivable balance, net of allowances, totaled $3,026,356 as of December 31, 2001. These notes receivable primarily arise from the sale of corporate-owned stores to third party franchisees (the "Store Sale Notes"). Certain of the notes receivable are expressly contingent on the Company or the franchisee obtaining an extension, renewal or entirely new lease with the landlord for the premises where the franchised location is operated (the "Contingent Notes"). During the fourth quarter of 2001, the Company's management performed a detailed analysis of its Store Sales Notes and Contingent Notes due from third party franchisees of its four concepts. This analysis included, but was not limited to, a review of the following items: (i) the franchisee's payment history to date under the applicable promissory note; (ii) the franchisee's sales and overall financial performance at the franchised location purchased from the Company; (iii) for the Contingent Notes, the Company and franchisee's relationship with the applicable landlord for the franchised location's premises; and (iv) the general economic conditions in the region where each franchised location is located. Based upon this detailed analysis, the Company recorded a total allowance for uncollectibility against the Store Sale Notes, including the Contingent Notes, of $792,621 during the fourth quarter of 2001 (the "Fourth Quarter Note Allowance").

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

     The Company's plan of operation for the next 12 months is to expand the development of new franchised stores under the "Surf City Squeeze", "Frullati Cafe & Bakery", and "Rollerz" brand names both through its own sales efforts and the use of its Area Representatives. The Company also plans to complete its acquisition of the Ranch * 1 grilled chicken concept, and to begin including the Ranch * 1 franchise as its fifth concept being marketed to third party franchisees through its own sales efforts and the use of new Area Representatives for the concept. Finally, the Company also plans to continue to sell Area Representative Agreements for its four existing concepts, and for Ranch * 1 when the acquisition is complete, to financially sound third parties identified by both the Company and Rilwala Group, Inc., under the Master Development Agreement, for development through franchising of selected areas of the United States and foreign countries where the Company's four retail concepts and Ranch * 1, when applicable, currently have no or minimal presence.

     RESULTS OF OPERATIONS: 2001 TO 2000

     Total consolidated revenues for the twelve months ended December 31, 2001 decreased by $3,932,544 to $5,405,986 from $9,338,530 during the same twelve month period in 2000. The decrease is primarily attributable to a reduction in company-owned stores during 2001. Specifically, the Company sold 11 previously corporate-owned locations of its four concepts during 2001 to third party franchisees (the "2001 Store Sales") and closed an additional 10 under performing corporate-owned locations (the "Store Closures"). The 2001 Store Sales consisted primarily of lower volume stores, with the Company receiving minimal cash up front and the majority of the purchase price for these stores over time under promissory notes. The Company sold 21 of its Frullati Cafe & Bakery corporate-owned locations during 2000 to third party franchisees (the "2000 Store Sales").

     Cost of product sales decreased to $912,436 for the year ended December 31, 2001, compared to $2,177,278 for the year ended December 31, 2000. This decrease is primarily the result of the 2001 Store Sales and the Store Closures whereby the Company reduced the number of its corporate-owned locations of its concepts by a total of 21 units during 2001. However, the cost of product sales increased to 41% of net product sales for the year ended December 31, 2001, compared to 37% of net product sales for the prior year. This increase is attributable to the Company's product revenue during 2001 including a greater proportion of sales from lower margin raw materials and related supplies sold by its Kona Coast and Tovali subsidiaries to the franchisees and licensees of the Company's four concepts as the number of corporate-owned units decreased throughout 2001 to zero by December 31, 2001.

     Personnel costs decreased by $714,721 to $2,254,956 for the year ended December 31, 2001, compared to $2,969,677 for the year ended December 31, 2000. This decrease in personnel costs is primarily attributable to the reduction in staff associated with the 2001 Store Sales and the Store Closures detailed above, partially offset by an increase in the Company's corporate administrative staff to support the additional franchisees who purchased former corporate-owned locations of the Company's four concepts as part of the 2001 Store Sales.

     Rent expense decreased by $888,344 to $699,337 for the year ended December 31, 2001, compared to $1,587,681 for the year ended December 31, 2000. This decrease in rent expense during 2001 is primarily the result of the 2001 Store Sales and Store Closures whereby the Company either sold to third party franchisees or permanently closed a total of 21 locations of the Company's four concepts during 2001.

     General and administrative expenses decreased by $964,670 to $1,073,810 for the year ended December 31, 2001 compared to $2,038,480 for the year ended December 31, 2000. This decrease in general and administrative expense is primarily attributable to a combination of the following: (i) a decrease in legal fees during 2001 as compared to 2000 when the Company was involved in multiple franchise related lawsuits and in a significant complex lawsuit with Sports Group International, Inc., a Delaware corporation, over a failed merger that was resolved during the second quarter of 2000 in favor of the Company; and
(ii) an overall decrease in administrative costs and related overhead items during 2001, the first full year of having all of the Company's personnel based out of its Scottsdale, Arizona corporate office.

     The Company's consolidated operating income increased by $22,567 to $49,842 for the year ended December 31, 2001 compared to $27,275 for the prior year. This increase in operating income is primarily attributable to an increase in highly profitable royalties during 2001, as the Company completed its shift from maintaining corporate-owned locations of its concepts to having only franchised and licensed outlets as of December 31, 2001.

     Total other expense increased by $2,078,817 to $1,837,161 for the year ended December 31, 2001, compared to total other income of $241,656 during the prior year. This increase in total other expense is due to a combination of the following items: (i) a $122,711 decrease in interest expense during 2001 as compared to 2000 due to an overall decrease in the level of the Company's outstanding debt during 2001, including the payoff of the Fru-Cor Note in late 2000 and the Petersen Note in early 2001, and an overall decline in short and long term borrowing rates; (ii) a $1,751,864 one-time gain realized during 2001 from the Illinois Royalty Financing and the Texas Royalty Financing discussed both discussed above. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - ROYALTY FINANCINGS DURING 2001, above; (iii) a one-time net loss on the sale of assets and store closings during 2001 comprised of the following significant items: (a) a loss of approximately $2,246,000 incurred during 2001 from the 2001 Store Sales, which were generally poorer performing locations, and the Store Closures, consisting primarily of operating losses and the value of the equipment disposed of or abandoned from these under performing locations closed during 2001, (b) a one-time charge of $521,250 to establish a reserve against the Contingent Notes (i.e., certain notes receivable from franchisees where the balance of the note is contingent on either the Company or the third party franchisee securing an extension, renewal, or new lease of five years or more with the applicable landlord for the premises where the store is currently located as detailed) included as part of the Fourth Quarter Note Allowance discussed above; (c) a one-time charge of $271,371 to establish a reserve against the uncollectibility of certain of the Company's remaining active notes receivable from third party franchisees included as part of the Fourth Quarter Note Allowance discussed above; and (d) $895,607 to completely write off certain notes receivable from former third party franchisees who had defaulted under the applicable promissory note and abandoned or permanently closed the premises of the franchised store discussed in more detail below.

     RESULTS OF OPERATIONS: 2000 TO 1999

     Comparison of historical operating results for 2000 to 1999 is presented on a pro forma basis because of the significance of the acquisitions of Selman and Fru-Cor. There were no significant operations in Kahala Corp. prior to its merger with SCAC in March, 1999. The Kahala Corp. (fka Sports Group

International, Inc.) and SCAC transaction was accounted for as a recapitalization of SCAC, with SCAC as the acquirer.

     Consolidated revenues for the twelve months ended December 31, 2000, were $9,338,530. For the year ended December 31, 1999, revenues on a combined basis were $10,213,469; and revenues on a pro forma basis for the year ended December 31, 1999, assuming the acquisitions of Selman and Fru-Cor had occurred at January 1, 1999, would have been $16,099,672. The change in actual and pro forma revenue between 2000 and 1999 is mainly attributable to the reduction in company-owned stores. The Company sold 21 Frullati Cafe & Bakery stores during 2000. Franchise fees increased from $380,000 in 1999 to $1,115,000 in 2000 primarily due to the corporate stores being franchised and the Company charging its franchise fee in conjunction with the sale. Royalties also increased because as the number of franchised locations increase, the amount of royalties increase.

     The Company's consolidated operating income increased to $27,275 for the twelve months ended December 31, 2000, from an operating loss of $4,674 for the year ended December 31, 1999. Operating loss on a pro forma basis for the twelve months ended December 31, 1999, was $82,882, assuming that the acquisitions of Selman and Fru-Cor had occurred at the beginning of 1999. On an actual and pro forma basis, the Company's operating income increased from a loss during 1999 due to reductions in rent and overhead items resulting from the consolidation of the administrative functions of Surf City, Selman and Fru-Cor, and the sale of 21 company-owned Frullati Cafe & Bakery stores that become franchisees paying the Company a higher margin ongoing royalty of 6% of weekly gross sales from the date of sale.

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

     Gain on the sale of assets totaled $390,186 during the year ending December 31, 2000 compared to zero gains or losses on the sale of assets during the year ending December 31, 1999. This increase in one-time gains on the sale of assets is due to the Company's selling 21 Frullati Cafe & Bakery stores during 2000 to third party franchisees and licensees. The Company intends to continue to sell its remaining corporate stores.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months. In early January 2000, the Company obtained the $1,000,000 credit facility described below. The Company has drawn a significant portion of the $1,000,000 credit facility to satisfy current obligations. The Company is currently evaluating offers to sell certain regions of the United States and select foreign countries to Area Representatives for franchise development and is aggressively marketing new single unit franchises to raise additional cash for operating and financing purposes.

     The Company historically has experienced a working capital deficiency. The Company believes that many companies in its industry operate with working capital deficiencies. However, as of December 31 2001, the Company had net working capital of $332,076, compared to a net working capital deficit of $1,171,466 at December 31, 2000. The Company's current ratio as of December 31, 2001 is 1.11, compared to a current ratio of 0.58 at December 31, 2000. This reduction during 2001 in the Company's net working capital deficit to positive net working capital and corresponding increase in its current ratio is primarily the result of the Company paying off the $1,200,000 Fru-Cor Note in full during the last quarter of 2000, the Company continuing to pay down its confirmed bankruptcy liabilities, the term note portion of its $1,000,000 credit facility described below, its acquisition notes payable, and other installment debt.

     In January 2000, the Company obtained a $1,000,000 credit facility from Wells Fargo Bank, N.A., comprised of a $800,000 term note and a $200,000 revolving line of credit. In April, 2001, this credit facility was modified to increase the amount of the revolving line of credit to $500,000. As of December 31, 2001, the outstanding balance on the term note portion and the revolving credit line portion of this $1,000,000 credit facility are $285,263 and $492,911, respectively. The credit facility bears interest at the Federal Funds Rate, plus 0.42% per annum (2.17% at December 31, 2001), with the term note portion due and payable on January 31, 2003 and the revolving line of credit portion due and payable on March 1, 2003, and was guaranteed by the Company's largest shareholder, the R.E.&M. Petersen Living Trust (the "Petersen Trust"). Mr. Kevin Blackwell and Mr. David Guarino, officers, directors and major shareholders of the Company, also personally guaranteed the credit facility. As initial compensation for the Petersen Trusts' guaranty of the original credit facility, the Company agreed to reduce the exercise price of the Petersen Trust's warrant to purchase 1,000,000 shares of Common Stock from $2.00 per share to $0.40 per share. As additional consideration for the Petersen Trust's guaranty and actions allowing the $200,000 revolving line of credit to be increased to $500,000 in April, 2001, the Company agreed to reduce the exercise price of the same warrant held by the Petersen Trust from $0.40 per share to $0.20 per share. Mr. Blackwell and Mr. Guarino received no additional compensation for any of their personal guarantees related to this credit facility. See, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below. To allow the Company greater flexibility in managing its business, financial commitments and growth objectives, the Company and the Petersen Trust are currently working with Wells Fargo Bank, N.A. to expand the revolving line of credit portion of the credit facility to $750,000 from its current maximum of $500,000. No additional consideration will be paid to the Petersen Trust or Mssrs. Blackwell and Guarino for this additional $250,000 increase in the Company's revolving line of credit with Wells Fargo Bank, N.A.

     The Company has not experienced material losses on trade receivables from its customers who are primarily franchisees. Notes receivable principally result from the financing of the initial franchise fees required from franchisees and the sale of company-owned stores. The notes are generally guaranteed by the franchisee or purchaser and are collateralized by the related juice bar or healthy food cafe business and related equipment and leasehold improvements. During 2001, the Company experienced certain losses under notes receivable from franchisees and, when applicable, has either foreclosed on the related stores and attempted to re-franchise those locations or, in the case of poorly performing locations, the store was permanently closed. In either case when the franchisee has defaulted under a note receivable and the store is either taken over by the Company or permanently closed, the Company's ability to collect the remaining outstanding balance of the note receivable from the franchisee is remote, and thus, the balance of the applicable note receivables, totaling $895,607 during 2001, have been fully written off (the "2001 Note Write Off").

     If the Company is able to expand through the franchising of new stores, as it will seek to do, cash will be required for lease deposits, leasehold improvements, and store equipment. Much of this cash requirement should be provided directly by the new franchisee. When the Company sold its remaining corporate stores during 2001, it primarily received promissory notes for either the entire purchase price or a significant portion of the purchase price due to the under performing nature of these remaining stores. Given these additional sales of stores with deferred payment terms during 2001, the Company is more dependent than ever on the scheduled repayment of its notes receivable to provide liquidity.

     The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build and open those prospective stores.

     During 2001, the Company or third party franchisees permanently shut down sixteen Frullati Cafe & Bakery, Surf City Squeeze, Rollerz and Tahi Mana locations where the Company or its subsidiaries were either directly, as the tenant, or indirectly, as a guarantor, financially responsible under the associated commercial real estate lease. As of December 31, 2001, due to the entity serving as the tenant or guarantor on the applicable lease having minimal or no assets, the Company has been successful in negotiating lease terminations for six of these locations, whereby the Company was required to pay the applicable landlord a nominal sum for the termination of the lease. The Company is currently negotiating with the remaining landlords for similar termination agreements. However, in the event the Company is not able to continue to negotiate favorable lease terminations for these remaining locations that have been permanently shut down by the Company or its third party franchisees, the Company will face substantial ongoing leasehold obligations to these landlords for locations that no longer generate any form of revenue for the Company.

     Net cash provided by operating activities was $93,384 for the year ending December 31, 2001, compared to net cash used in operating activities of $1,142,194 for the year ended December 31, 2000. The increase in cash provided by the Company in its operating activities during 2001 was caused by the following items: (i) $415,605 in depreciation and amortization during 2001; (ii) $1,263,706 in net asset write-offs during 2001 from the Store Closures detailed above; and (iii) $1,688,228 in write-offs and allowances on notes receivable during 2001, comprised of the Fourth Quarter Note Allowance and 2001 Note Write Off, both discussed in detail above. These three significant sources of cash provided by operating activities during 2001 were almost entirely offset by the following: (i) the Company incurring a $1,079,279 net loss during 2001; (ii) the Company recording $708,040 in deferred taxes during 2001; (iii) an decrease of $303,520 in the Company's outstanding accrued liabilities during 2001 as the Company continues to reduce its overall level of outstanding obligations; (iv) a decrease in deferred franchise fee income of $130,000 during 2001; and (v) $981,864 in non-cash franchise fee and royalty income recorded during 2001 arising from the Illinois Royalty Financing and the Texas Royalty Financing. See, BUSINESS DEVELOPMENT AND CORPORATE STRUCTURE - ROYALTY FINANCINGS DURING 2001, above.

     Net cash used in investing activities was $88,722 for the year ending December 31, 2001, compared to net cash provided by investing activities of $1,214,927 during the year ended December 31, 2000. The increase in the net cash used by investing activities during 2001 was primarily caused by the Company advancing Ranch * 1, Inc. $650,000 under the Loan Agreement during 2001 partially offset by $200,055 in cash proceeds from the 2001 Store Sales and $361,223 in collections during 2001 on the Company's notes receivable primarily from franchisees.

     Net cash provided by financing activities totaled $896,721 for the year ending December 31, 2001, compared to net cash used in financing activities of $617,112 during the year ended December 31, 2000. The increase in cash provided to the Company in financing activities during 2001 was a result of the Company receiving $1,200,000 under the Financing Agreement for use in the Ranch * 1 transaction and $492,911 in borrowings under its newly expanded $500,000 revolving line of credit during 2001. These two sources of cash during 2001 from financing activities were partially offset by $592,398 in payments during 2001 on the Company's outstanding notes payable, including the term note portion of the Company's $1,000,000 credit facility, and $203,792 in payments on the Company's confirmed bankruptcy liabilities for Surf City during 2001.

     The Company's trade accounts payable decreased to $143,221 at December 31, 2001, compared to $199,803 at December 31, 2000. The decrease is primarily due to the reduction in the number of company-owned stores during 2001 through the 2001 Store Sales and Store Closures detailed above, and the Company's overall ability to reduce its outstanding financial obligations.

     Accrued liabilities remained constant at $1,055,467 at December 31, 2001, compared to $1,079,239 at December 31, 2000. Components of the accrued liabilities include professional fees, store construction costs, deferred rent, accrued interest and accrued payroll.

     Inventories also remained constant at $171,987 at December 31, 2001, compared to $163,167 at December 31, 2000. The Company's inventory as of December 31, 2001 is all owned and maintained by Tovali to adequately serve the Company's franchisee and licensees ordering product.

     The Company continues to reduce the confirmed bankruptcy liabilities of Surf City. Surf City's bankruptcy liabilities decreased to $969,418 at December 31, 2001, from $1,233,025 at December 31, 2000. The Company believes that it will be able to generate adequate cash flow from operations to meet the bankruptcy obligations on a timely basis. The Company must manage its overall operations to produce operating cash flows that are sufficient to pay the bankruptcy liabilities. The Company's strategy is to reduce all Surf City Squeeze related costs and enhance collection of franchise royalties. Although the Company believes it will meet its bankruptcy obligations on a timely basis, if it does not, creditors could petition the Bankruptcy Court to reopen the Plan of Reorganization for modification. Such an event could adversely affect the Company's ability to attract new investment and meet its growth plan. See LIQUIDITY AND CAPITAL RESOURCES--RISK FACTORS, below.

     The Company has an annual Preferred Stock dividend obligation of $1,385,000 beginning in 2001 and had a $1,225,000 Preferred Stock dividend obligation in 2000. During the twelve months ended December 31, 2001 and December 31, 2000, the Company paid its dividend obligation through the issuance of Common Stock. Because the holders of the Preferred Stock are significant owners of the Company, it is anticipated that the holders will continue to elect to take Common Stock as the dividend payment or that the Preferred Stock will be converted to Common Stock. If holders of Preferred Stock should demand that dividends be paid in cash, the Company's liquidity could be adversely affected.

     The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility discussed above. Nevertheless, in addition to the Company's current negotiations with Wells Fargo Bank, N.A. to expand the revolving credit line portion of the Company's credit facility to $750,000 from its current maximum of $500,000, the Company is seeking additional debt or equity financing from various sources, including investment banks and private investors, to fund future expansion and for potential future acquisitions.

     The Company may also require additional capital to continue expanding sales volume, which would require higher levels of inventory, accounts receivable, and greater operating expenses for marketing. There can be no assurances that the Company will be successful in obtaining such capital.

     RISK FACTORS:

     There are a number of factors over which the Company has little or no control that may adversely affect the Company's operating results. The price and availability of the raw materials used in the Company's stores, particularly frozen fruits and supplements, are governed by economic factors over which the Company has little or no control. The Company's ability to both find and enter into favorable leases in prime retail locations throughout the United States could adversely affect the Company's ability to grow and attract new franchisees. The growth of the Internet and its use by consumers for shopping as an alternative to visiting local malls and retail centers could result in a decrease in mall traffic, which in turn could lead to a decrease in the Company's sales in stores located in shopping malls. A decline in the popularity of blended fruit drinks and healthy sandwiches and snacks could also adversely affect the companies' financial performance.

     Many of the Company's franchised units are located in regional shopping malls and airports across the country. As the entire country has experienced a general downturn in its economy, customer traffic at regional shopping malls and airports has declined significantly. This decline in customer traffic could result in lower per unit sales volumes at the Company's franchised unites over the next year, potentially translating into reduced royalties collected by the Company.

     Because the Company's franchising strategy requires that it occasionally lease franchise sites and sublease those sites to franchisees or guarantee franchisees' leases, the Company has significant liabilities to various landlords in the event franchisees should default under their lease agreements. By subleasing to franchisees, the Company assumes a lease risk, but ensures that it continues to control the franchise premise in the event of default by the franchisee. Defaults by franchisees under subleases from the Company would require the Company to pay the lease obligations and seek a new franchisee for the location, or negotiate and fund a termination of the lease in the event of an undesirable location as detailed below.

     As discussed above, the Company or third party franchisees permanently shut down sixteen Frullati Cafe & Bakery, Surf City Squeeze, Rollerz and Tahi Mana locations where the Company or its subsidiaries were either directly, as the tenant, or indirectly, as a guarantor, financially responsible under the associated commercial real estate lease. As of December 31, 2001, due to the entity serving as the tenant or guarantor on the applicable lease having minimal or no assets, the Company has been successful in negotiating lease terminations for six of these locations, whereby the Company was required to pay the applicable landlord a nominal sum for the termination of the lease. The Company is currently negotiating with the remaining landlords for similar termination agreements. However, in the event the Company is not able to continue to negotiate favorable lease terminations for these remaining locations that have been permanently shut down by the Company or its third party franchisees, the Company will face substantial ongoing leasehold obligations to these landlords for locations that no longer generate any form of revenue for the Company.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An audited balance sheet for the year ended December 31, 2001 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 are set forth commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its accountants nor has the Company changed its accountants during the fiscal year ending December 31, 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following are the Company's directors, officers and key employees as of December 31, 2001:

NAME                 AGE   POSITIONS AND OFFICES HELD
----                 ---   --------------------------
Kevin Blackwell       46   President and Director (1)
Kathryn Blackwell     36   Secretary and Treasurer
David Guarino         37   Vice-President - Chief Financial Officer and Director
Michael Reagan        30   Vice-President - General Counsel
John Brunn            43   Vice-President - Distribution
Nicole Rayborn        30   Vice-President - Franchising & Operations
Robert Corliss        48   Director (1), (2)
Alexandria Phillips   52   Director
Don Plato             45   Director (1), (2)
Haresh Shah           42   Director
Philip Trimbach       74   Director

----------
(1) Current member of the Compensation Committee of the Company's Board of Directors.
(2)  Current member of the Audit Committee of the Company's Board of Directors.

     All of the Company's directors were elected by a majority vote of the shareholders of the Company at an annual meeting of shareholders held on December 12, 2001, and, unless a director resigns, will remain in office until the next annual meeting of shareholders or until a successor is duly qualified and elected. From March 15, 1999 until October 12, 1999, Mr. Kevin Blackwell and Ms. Kathryn Blackwell served as the Company's sole directors. Messrs. Guarino, Corliss, and Plato were first elected to the Company's Board of Directors on October 12, 1999, Mr. Haresh Shah was first elected to the Company's Board of Directors on December 28, 2000, and Mssrs. Phillips and Trimbach were first elected to the Company's Board of Directors on December 12, 2001. There are no agreements that a director will resign at the request of another person, and, with the exception of Ms. Phillips and Mr. Trimbach who are acting on behalf of the Petersen Trust and Mr. Robert Petersen, none of the above named directors are acting on behalf of another person.

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

KATHRYN BLACKWELL has been Secretary of the Company since March 15, 1999, and a Director of the Company from March, 1999 until December 2001. Prior to March 1999, Ms. Blackwell was Vice-President and Secretary of Surf City for more than five years, and a director of Surf City from its inception to January 1998. Ms. Blackwell completed four years of study at San Jose University in 1988, where she concentrated on business management and international business.

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

JOHN BRUNN joined the Company as Vice-President of Distribution in 1999. Mr. Brunn holds a B.S. in Business Administration with an emphasis in marketing from the University of Northern Colorado. Mr. Brunn has over fifteen years experience in broadline foodservice distribution as a former Business Development Manager/National Account Executive with Alliant Food Service and Kraft Food Service.

NICOLE RAYBORN has been Vice-President of Franchising for the Company since January, 2001. From 1995 until January, 2001, Ms. Rayborn served as the Director of Franchising for SCSFC and Malibu Smoothie, being responsible for all international and domestic franchise sales. Ms. Rayborn also served as the Director of Franchising for Frullati Franchise from May, 1999 until January, 2001. Ms. Rayborn graduated from Rice University with a B.A in Managerial Studies and a minor in Sports Marketing.

ROBERT CORLISS has been President and CEO of Athlete's Foot Group, Inc. from August 1998 to the present. Prior to August 1998, he was President and CEO of Infinity Sports, and prior to that, he was President and CEO of Herman's Sporting Goods, Inc. Mr. Corliss is also serves as a director of Xdogs.com (OTC:
SNOW). Mr. Corliss also serves on the Company's Audit and Compensation
Committees.

ALEXANDRIA PHILLIPS is and has been a financial advisor and consultant to Mr. Robert Petersen and his related companies for the past five years. Mr. Robert Petersen, through a living trust, is the Company's largest single shareholder. Ms. Phillips holds a Certified Public Accountant's license in the state of California. Ms. Phillips also serves a co-manager, with Kahala Corp., of R 1 Franchise Systems, L.L.C., a wholly-owned subsidiary of the Company.

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

HARESH SHAH is and has been an entrepreneur and private investor for the past five years. Mr. Shah has vast holdings, including ownership of franchised motels, franchised retail food outlets, convenience stores, and apartment complexes throughout the midwestern United States. Mr. Shah is also a significant shareholder and controlling principal of Rilwala Foods, Inc., an area representative of certain of the Company's franchise concepts and a significant shareholder and controlling principal of Rilwala Group, Inc., a private investment group that owns 100% of the Company's Series C Preferred Stock and is the world wide master developer of the Company's Frullati Cafe & Bakery, Surf City Squeeze, Rollerz, and Tahi Mana retail food concepts.

PHILIP TRIMBACH is and has been the Vice President of Finance for Petersen Properties for the past five years. Mr. Trimbach has also held various positions with other companies owned by or affiliated with Mr. Robert Petersen, the Company's largest single shareholder through a living trust, during the past five years.

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

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our officers (including a person performing a policy-making function) and persons who own more than 10% of a registered class of our equity securities ("10% Holders") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Directors, officers and 10% Holders are required by SEC regulations to furnish us with copies of all of the
Section 16(a) reports they file. Based solely upon such reports, we believe that during the fiscal year ending December 31, 2001, all of the Company's directors, advisors, officers and 10% Holders complied with all filing requirements under
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

                                                                 Long-Term and
                               Annual Compensation            Other Compensation
                      -------------------------------------   ------------------
                                                                  401(k) Plan
                                                    Option      Contribution &
Name and Position       Year      Salary    Bonus   Shares    Other Compensation
-----------------     --------   --------   -----   -------   ------------------
Kevin Blackwell       12/31/99   $100,000     $0    300,000           $0
                      12/31/00   $137,500     $0       0            $11,107
                      12/31/01   $190,917     $0    200,000         $11,107
David Guarino         12/31/00   $125,000     $0       0            $11,107
                      12/31/01   $110,417     $0    200,000         $11,107
John Brunn            12/31/00   $100,000     $0       0              $0
                      12/31/01   $100,000     $0       0              $0
Nicole Rayborn        12/31/01   $112,750     $0       0              $0

     Other than Mr. Blackwell, no other employee of the Company received more than $100,000 in annual compensation during fiscal year 1999. All of the Compensation paid to Mr. Blackwell in 1999 and 2000, and to Messrs. Guarino and Brunn in 2000, was paid by Surf City, a wholly owed subsidiary of the Company. Beginning January 1, 2001, all of the compensation paid to each of the above-named individuals was paid directly by Kahala Corp.

     OPTION INFORMATION FOR FISCAL 2001 RELATING TO THE NAMED OFFICERS IS SET FORTH BELOW:

Option Grants in Fiscal 2001 were as follows:

                                           Percentage of
                     Number of Shares      Total Options
                     of Common Stock        Granted to
                    underlying Options     Employees in    Exercise   Expiration
                  Granted in Fiscal 2001    Fiscal 2001      Price       Date
                  ----------------------    -----------      -----       ----
Kevin Blackwell           200,000               30%         See (1)    05/30/06
                                                             below

David Guarino             200,000               30%         See (2)    05/30/06
                                                             below

Michael Reagan            270,000               40%         See (3)    05/30/11
                                                             below

     (1) The following summarizes the exercise prices and vesting of the stock options issued to Mr. Blackwell during 2001: (i) 100,000 options have an exercise price of $0.25 per share and vest as follows: (a) one-third vest on the first anniversary of the grant date if Mr. Blackwell is still employed by the Company on that date; (b) one-third vest on the second anniversary of the grant date if Mr. Blackwell is still employed by the Company on that date; and (c) one-third vest on the third anniversary of the grant date if Mr. Blackwell is still employed by the Company on that date; and (ii) 100,000 options have an exercise price of $0.50 per share and vest as follows: (a) one-third vest on the first anniversary of the grant date if Mr. Blackwell is still employed by the Company on that date; (b) one-third vest on the second anniversary of the grant date if Mr. Blackwell is still employed by the Company on that date; and (c) one-third vest on the third anniversary of the grant date if Mr. Blackwell is still employed by the Company on that date.

     (2) The following summarizes the exercise prices and vesting of the stock options issued to Mr. Guarino during 2001: (i) 100,000 options have an exercise price of $0.25 per share and vest as follows: (a) one-third vest on the first anniversary of the grant date if Mr. Guarino is still employed by the Company on that date; (b) one-third vest on the second anniversary of the grant date if Mr. Guarino is still employed by the Company on that date; and (c) one-third vest on the third anniversary of the grant date if Mr. Guarino is still employed by the Company on that date; and (ii) 100,000 options have an exercise price of $0.50 per share and vest as follows: (a) one-third vest on the first anniversary of the grant date if Mr. Guarino is still employed by the Company on that date; (b) one-third vest on the second anniversary of the grant date if Mr. Guarino is still employed by the Company on that date; and (c) one-third vest on the third anniversary of the grant date if Mr. Guarino is still employed by the Company on that date.

     (3) The following summarizes the exercise prices and vesting of the stock options issued to Mr. Reagan during 2001: (i) 90,000 options have an exercise price of $0.25 per share and vest on the first anniversary of the grant date if Mr. Reagan is still employed by the Company on that date; (ii) 90,000 options have an exercise price of $0.50 per share and vest on the second anniversary of the grant date if Mr. Reagan is still employed by the Company on that date; and
(iii) 90,000 options have an exercise price of $0.75 per share and vest on the third anniversary of the grant date if Mr. Reagan is still employed by the Company on that date.

     Vested options terminate if not exercised ten years after grant (or five years in the case of an optionee who controls more than 10% of the total combined voting power of all classes of stock of the Company) or 90 days after an employee leaves the Company.

                                                          Number of Shares          Values of unexercised
                                                       Underlying Unexercised      In-The-Money Options at
                  Shares Acquired                       options at year-end              year-end (4)
                    on Exercise     Value Realized   --------------------------   --------------------------
Name                    (#)               ($)        Exercisable  Unexercisable   Exercisable  Unexercisable
----                    ---               ---        -----------  -------------   -----------  -------------
Kevin Blackwell          0                 0           200,000       300,000           0             0
John Brunn               0                 0            66,666        33,333           0             0
David Guarino            0                 0           200,000       300,000           0             0
Nicole Rayborn           0                 0            46,667        23,333           0             0
Michael Reagan           0                 0            90,000       450,000           0             0

     (4) The dollar values are calculated by determining the difference between $0.10 per share, the closing price of Common Stock at December 31, 2001 according to the OTC Bulletin Board, and the exercise price of the respective options.

     The Company adopted the 1999 Sports Group International, Inc. Stock Option Plan (the "Option Plan") on October 12, 1999. After an amendment to the Plan was approved by the Company's shareholders on December 28, 2000, a total of 5,000,000 shares of the Company's Common Stock have been reserved for issuance under this Option Plan. On November 17, 1999, the Compensation Committee of the Company's Board of Directors granted options to purchase 640,000 shares of the Company's Common Stock pursuant to the Option Plan to key employees at an exercise price of $0.50 per share. On December 10, 1999, the Compensation Committee of the Company's Board of Directors granted options to purchase 300,000 shares of the Company's Common Stock to both Mr. Blackwell and Mr. Guarino at an exercise price of $1.00 per share. On January 1, 2000, the Compensation Committee of the Company's Board of Directors granted options to purchase 270,000 shares of the Company's common stock to Mr. Reagan at exercise prices of $0.50, $0.75, and $1.00 per share. On May 30, 2001, the Compensation Committee of the Company's Board of Directors granted 200,000 additional options to both Mr. Blackwell and Mr. Gurarino, and an additional 270,000 options to Mr. Reagan, at the exercise prices and according to the vesting schedules set forth in detail above.

     The independent members of the Company's Board of Directors (directors who are not employees or 10% shareholders of the Company) automatically receive, as compensation for their services, a nonqualified stock option to purchase 10,000 shares of the Company's Common Stock at a price equal to 85% of the Common Stock's fair market value on the date the option is granted. This option grant is made upon the independent director's election to the Board of Directors, and, so longer as the applicable director has not resigned or been removed from the Board of Directors, the option vests in full one year from the date of grant The independent directors are also paid all reasonable travel expenses to attend the Company's quarterly Board meetings, wherever held. Otherwise, directors of the Company receive no additional compensation for their service, including participation on committees and special assignments. A total of 40,000 options have been issued to the Company's independent directors during the past three years at exercise prices ranging from $0.08 to $0.16. Of these 40,000 options issued, only 10,000 were issued during 2001 to Ms. Alexandria Phillips upon her election to the Board of Directors in December, 2001, at an exercise price of $0.08 per share. Mr. Philip Trimbach declined this automatic grant of 10,000 options at a price equal to 85% of the Common Stock's fair market value on the date the option is granted upon his election to the Company's Board of Directors in December, 2001.

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

     The Blackwell Contract and Guarino Contract both originally provided for an annual base salary of $150,000, an automobile allowance set by the Company's Board of Directors, and other fringe benefits that are also made available to other employees of the Company. Both the Blackwell Contract and the Guarino Contract were amended effective July 1, 2001 by the independent members of the Compensation Committee of the Company's Board of Directors at a meeting held on May 30, 2001. The Blackwell Contract was amended to increase Mr. Blackwell's annual base salary from $150,000 to $186,000 effective July 1, 2001 until the end of the three year term of the Blackwell Contract on September 30, 2002. The Guarino Contract was amended to increase Mr. Guarino's annual base salary from $150,000 to $160,000 also effective July 1, 2001 until the end of the three year term of the Guarino Contract on September 30, 2002. There were no other changes to either the contracts during 2001. The Blackwell Contract and Guarino Contract also both provide for two years of severance pay upon termination of the employment agreements for any reason other than "for cause," as defined in the employment agreements, in exchange for restrictive covenants regarding the confidentiality of the Company's Proprietary Information and the return of such information to the Company upon termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company as of December 31, 2001, assuming the Company's Series A, Series B, and Series C Preferred Stock are converted to Common Stock at their respective conversion ratios. Also included in the table is the beneficial ownership of Common Stock of the Company as of December 31, 2001 for each director and named executive officer, as such term is defined in Item 402(a)(2) of Regulation SB. Shares owned include shares for which options or warrants are exercisable currently or within 60 days. Each person has sole voting and investment power with respect to the shares, as indicated.

                                                  AMOUNT OF           PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP      OF CLASS
------------------------------------         --------------------      --------
R.E.&M. Petersen Living Trust(10)(11)             16,574,700               41%
6420 Wilshire Boulevard, 20th Floor
Los Angeles, CA 90048

Weider Health & Fitness Corporation(12)            2,262,462              5.6%
21100 Erwin Street
Woodland Hills, CA 91367

Kevin Blackwell(12)(13)                            6,008,336             14.9%
7730 E. Greenway Rd., Suite 104
Scottsdale, AZ 85260

David Guarino(12)(14)                              6,267,347             15.5%
7730 E. Greenway Rd., Suite 104
Scottsdale, AZ 85260

Robert Corliss(12)(15)                               297,738              0.7%
c/o The Athlete's Foot Group, Inc.
1950 Vaughn Road
Kennesaw, GA 30144-7017

Harry Shah/Rilwala Group, Inc.(16)                 2,647,594              6.6%
9238 Normandy
Morton Grove, IL 60053

John Brunn(17)                                        81,666               --
7730 E. Greenway Rd., Suite 104
Scottsdale, AZ 85260

----------
(10) Mr. Robert E. Petersen, and his wife, Margaret M. Petersen, are the beneficiaries of the R.E.&M. Petersen Living Trust (the "Petersen Trust").
(11) The Petersen Trust owns 650,000 shares of Series B Preferred Stock that is convertible into the Company's Common Stock at the ratio of 12 common shares for each share of Series B Preferred Stock. The Petersen Trust also holds an immediately exercisable warrant to purchase 1,000,000 common shares of the Company at the price of $0.20 per share (the "Petersen Warrant") at any time prior to May 20, 2007. The Petersen Trust's beneficial ownership shown here assumes its Series B Preferred Stock is converted into Common Stock and that the Petersen Warrant is fully exercised.
(12) There are 575,000 shares of Series A Preferred Stock that are convertible into the Company's Common Stock at the ratio of 12 common shares for each share of Series A Preferred Stock. The Series A Preferred Stock is owned as follows: Mr. Blackwell (225,000 shares), Mr. Guarino (237,500 shares), Weider Health & Fitness Corporation (100,000 shares) and Mr. Corliss (12,500 shares). The beneficial ownership reported above assumes the Series A Preferred Stock is converted into the Company's Common Stock.
(13) Includes 200,000 shares subject to stock options currently exercisable or exercisable within 60 days of March 15, 2002.
(14) Includes 200,000 shares subject to stock options currently exercisable or exercisable within 60 days of March 15, 2002.
(15) Includes 10,000 shares subject to stock options currently exercisable or exercisable within 60 days of March 15, 2002.
(16) Includes 12,300 shares held by Mr. Shah's wife, and 10,000 shares subject to stock options exercisable or exercisable within 60 days of March 15, 2002. Rilwala Group, Inc. owns 160,000 shares of Series C Preferred Stock that is convertible into the Company's Common Stock at the ratio of 10 common shares for each share of Series C Preferred Stock. Mr. Shah is a significant shareholder and the controlling principal of Rilwala Group, Inc. Based upon the control Mr. Shah exercises over Rilwala Group, Inc., Mr. Shah's beneficial ownership shown here includes all shares held by Rilwala Group, Inc. and assumes Rilwala Group, Inc.'s Series C Preferred Stock is converted into Common Stock.
(17) Includes 66,666 shares subject to stock options currently exercisable or exercisable within 60 days of March 15, 2002.

Alexandria Phillips                                   20,000               --
2041 E. Rosecrans Avenue, Suite 363
El Segundo, CA 90245

Don Plato(18)                                         10,000               --
c/o Builders National, Inc.
6934 East 5th Avenue
Scottsdale, AZ 85251

Nicole Rayborn(19)                                    46,667               --
7730 E. Greenway Rd., Suite 104
Scottsdale, AZ 85260

Michael Reagan(20)                                   180,000               --
7730 E. Greenway Rd., Suite 104
Scottsdale, AZ 85260

All Executive Officers and Directors              15,559,348             38.6%
  as a Group (9 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the second quarter of 2000, the Company purchased the Rollerz concept and related assets from a corporation owned and controlled by the Company's President and CEO, Kevin Blackwell and his wife, Kathryn Blackwell (the "Blackwells"), for $100,000 in cash and a $200,000 promissory note (the "Rollerz Transaction"). The Rollerz Transaction was unanimously approved by the independent directors of the Company's Board of Directors. From the Rollerz Transaction, the Company obtained sole ownership of the Rollerz brand name and concept, recipes and related intangible assets, and the assets and related operational rights to the sole Rollerz outlet located in an office building in downtown Phoenix, Arizona. The $200,000 promissory note payable to the Blackwells (the "Rollerz Note") has a three year maturity, bears interest at 8% per annum, and provides for monthly payments of principal and interest. As of December 31, 2001, the outstanding principal balance of the Rollerz Note is $119,883.

     On January 10, 2000, the Company obtained a $1,000,000 credit facility comprised of a $800,000 term note and a $200,000 revolving line of credit from Wells Fargo, N.A. which bears interest at the Fed Funds Rate, plus 0.42%. The term note portion is payable on January 31, 2003, and the revolving line of credit portion is due and payable on March 1, 2003. The $1,000,000 credit facility is personally guaranteed by the Petersen Trust, which is also a major shareholder of the Company. See, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, above. In April, 2001, the credit facility was modified to increase the amount of the revolving line of credit portion of the facility from $200,000 to $500,000. The Company initially compensated the Petersen Trust for its guaranty of the $1,000,000 credit facility by reducing the exercise price of the Petersen Trust's warrant to purchase 1,000,000 shares of the Company's Common Stock from $2.00 to $0.40 per share. As additional consideration for the Petersen Trust's guaranty and actions that allowed the $200,000 revolving line of credit to be increased from $200,000 to $500,000 in April, 2001, the Company reduced that exercise price of the same warrant for 1,000,000 shares held by the Petersen Trust from $0.40 per share to $0.20 per share. The Company could not have obtained the $1,000,000 credit facility or the above-referenced increase in

----------
(18) Includes 10,000 shares subject to stock options currently exercisable or exercisable within 60 days of March 15, 2002.
(19) Includes 46,667 shares subject to stock options currently exercisable or exercisable within 60 days of March 15, 2002.
(20) Includes 180,000 shares subject to stock options currently exercisable or exercisable within 60 days of March 15, 2002.

the revolving line of credit during 2001 without the Petersen Trust's guaranty. The entire credit facility, including the newly expanded $500,000 line of credit, was also guaranteed by Mr. Kevin Blackwell and Mr. Davis Guarino, each of whom is an officer, director, and major shareholder of the Company. Mr. Blackwell and Mr. Guarino received no additional compensation for their guarantees. Management believes that the compensation paid for the Petersen Trust guaranties was on terms as favorable to the Company as could have been obtained with respect to a comparable transaction from an unrelated third party.

     On February 22, 1999, the Petersen Trust loaned SCAC $332,500 pursuant to a promissory note (the "Petersen Note"). The note bears interest at 10% per annum, matured March 1, 2001, and provided for monthly principal and interest payments. The Petersen Note was paid off in full during the first half of 2001. Messrs. Blackwell and Guarino personally guaranteed SCAC's obligations under the Petersen Note, but received no additional compensation for their guarantees. The Company's management believes the terms of the Petersen Note are as favorable or more favorable to the Company as those terms the Company could have obtained for a loan of the same size and maturity from an unrelated third party through arm's length negotiation.

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

     Mr. Plato, an independent director of the Company, is a shareholder of a corporation that is an unsecured creditor in Surf City's Chapter 11 Bankruptcy and subsequent Plan of Reorganization. Mr. Plato's corporation has an unsecured claim of approximately $109,000, and is currently receiving payments from the unsecured creditors distribution account pursuant to the terms of the Plan of Reorganization. See, BUSINESS OF SUBSIDIARIES: FRULLATI CAFE & BAKERY, SURF CITY SQUEEZE, ROLLERZ, TAHI MANA, TOVALI PRODUCTS, L.L.C., AND R 1 FRANCHISE SYSTEMS, L.L.C. - THE SURF CITY SQUEEZE DIVISION - SURF CITY'S PLAN OF REORGANIZATION, above. Additionally, Builders National, Inc., the company Mr. Plato is a shareholder in, performed certain general contracting services for the Company during 2000 and 2001 relating to the design and build out of certain company-owned locations of the Company's four concepts. The Company contracted for $356,347 and $43,497 of work with Builders National, Inc. during 2000 and 2001, respectively, of which $78,794 and $46,494 was outstanding as of December 31, 2000 and December 31, 2001, respectively. The Company's management believes that the quality and pricing of Builders National, Inc.'s design and general contracting services performed for the Company in 2000 is as favorable or more favorable to the Company as the quality and pricing the Company could have obtained from an unrelated third party general contractor through arm's length negotiation.

     Ms. Phillips, an independent director of the Company, also serves as a co-manager of R 1 Franchise Systems, L.L.C., a wholly-owned subsidiary of the Company. The other manager of R 1 Franchise Systems, L.L.C. is Kahala Corp. In her capacity as a co-manager, Ms. Phillips, along with Kahala Corp., has the authority, power, and discretion to make decisions and take all reasonable actions deemed necessary to accomplish the business and objectives of R 1 Franchise Systems, L.L.C.

     Harry Shah, an independent director of the Company, is a significant shareholder and controlling principal in both Rilwala Foods, Inc. and Rilwala Group, Inc. Rilwala Foods, Inc. is an Area Representative of the Company for the states of Illinois, Michigan, and Wisconsin, and has contracted with the Company for the Illinois Royalty Financing. Rilwala Group, Inc. owns 100% of the Company's issued and outstanding Series C Preferred Stock. Rilwala Group, Inc. is also the Master Developer of the Company's currently existing four retail food concepts throughout the world under the Master Development Agreement with the Company. Mr. Shah's wife is a shareholder in RB, the entity who contracted with the Company for the Texas Royalty Financing. As part of the Texas Royalty Financing, Mr. Shah and another shareholder of both Rilwala Group, Inc. and Rilwala Foods, Inc. each received a $50,000 commission from the Company for assisting with the consummation of the Texas Royalty Financing. Mr. Shah or companies he controls, through both direct and indirect relationships, also owns portions of an entity that is the Area Representative of the Company for the state of Texas and ownership interests in three franchised Frullati Cafe & Bakery locations in the Chicago, Illinois area. Mr. Shah is the brother-in-law of one of the four principals in the entity that is an Area Representative of the Company for the states of New Jersey and Pennsylvania.

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

3.3* Articles of Amendment to the Company's Articles of Incorporation filed December 28, 2000 Changing the Company's Name to Kahala Corp. and Creating the Series C Preferred Stock

3.4* Articles of Amendment to the Company's Articles of Incorporation filed December 12, 2001 Adjusting the Conversion Ratio of the Company's Series A & B Preferred Stock

4.1 Promissory Note with United Texas Bank, previously filed with the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

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

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.13 Series C Preferred Stock Agreement between Sports Group International, Inc. and Rilwala Group, Inc. dated December 28, 2000, previously filed with the Securities and Exchange Commission as Exhibit 10.13 of the annual report on Form 10-KSB filed on April 2, 2001, File No. 0-30444.

10.14 Exclusive Master Development Agreement and Investment Agreement between Sports Group International, Inc. and Rilwala Group, Inc. dated November 1, 2000, previously filed with the Securities and Exchange Commission as Exhibit 10.14 of the annual report on Form 10-KSB filed on April 2, 2001, File No. 0-30444.

10.15 Debtor-in-Possession Loan and Security Agreement by and between R 1 Franchise Systems, L.L.C. and Ranch * 1, Inc. (and its affiliated entities) dated July 5, 2001, previously filed with the Securities and Exchange Commission as Exhibit 10.15 of the quarterly report on Form 10-QSB filed on August 14, 2001, File No. 0-30444.

10.16 Final Order Entered by the United States Bankruptcy Court for the Southern District of New York Authorizing Ranch * 1, Inc. (and its affiliated entities) to Obtain Post-Petition Secured Financing Pursuant to Sections 364(C)(1), 364(C)(2) and 364(C)(3) of the Bankruptcy Code, and Approving Joint Franchise Marketing Agreement, previously filed with the Securities and Exchange Commission as
          Exhibit 10.16 of the quarterly report on Form 10-QSB filed on August 14, 2001, File No. 0-30444.

10.17* Memorandum of Agreement by and between Kahala Corp., R 1 Franchise Systems, L.L.C. (fka Ranch * 1 Acquisition, L.L.C.), and the RE&M Petersen Trust dated July 6, 2001

10.18* Plan of Reorganization Jointly Proposed By The Debtors, The Official Committee of the Unsecured Creditors and R 1 Franchise Systems, LLC Filed With the United States Bankruptcy Court for the Southern District of New York **

10.19* First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization of Ranch * 1, Inc. and the Other Above-Captioned Debtors and Debtors-In-Possession Filed With the United States Bankruptcy Court for the Southern District of New York **

10.20* Continuing Royalty Fee Agreement by and between Kahala Corp., Malibu Smoothie Franchise Corp., Frullati Franchise Systems, Inc., Rollerz Franchise Systems, LLC, Tahi Mana, LLC, and R. B. Texas Collections, Inc. dated December 13, 2001 **

10.21* Order Confirming Plan of Reorganization Jointly Filed by the Debtors, the Official Committee of Unsecured Creditors and R 1 Franchise Systems, L.L.C. **

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

11* Computation of Per Share Earnings - Located in the December 31, 2001 Financial Statements filed herewith commencing on page F-1.

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


April 12, 2002                          KAHALA CORP.


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

SIGNATURE                          TITLE                                DATE
---------                          -----                                ----

/s/ Kevin Blackwell                President, Chief Executive           04/12/02
------------------------------     Officer, and Director
Kevin Blackwell


/s/ David Guarino                  Principal Financial Officer          04/12/02
------------------------------     and Director
David Guarino


/s/ Haresh Shah                    Director                             04/12/02
------------------------------
Haresh Shah


/s/ Don Plato                      Director                             04/12/02
------------------------------
Don Plato

                                  KAHALA CORP.


                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                DECEMBER 31, 2001
                        AND INDEPENDENT AUDITORS' REPORT

KAHALA CORP.

TABLE OF CONTENTS

Independent Accountants' Report............................................. F-2
  Consolidated Balance Sheet at December 31, 2001........................... F-3
  Consolidated Statements of Operations for the years ended December 31,
    2001 and 2000........................................................... F-4
  Consolidated Statements of Stockholder's Equity for the years ended
    December 31, 2001 and 2000.............................................. F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
    2001 and 2000........................................................... F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
    2001 and 2000 (Cont.)................................................... F-7
  Notes to Consolidated Financial Statements for the years ended December
    31, 2001 and 2000....................................................... F-8

INDEPENDENT ACCOUNTANTS' REPORT

     To the Stockholders and Board of Directors of Kahala Corp.:

     We have audited the accompanying balance sheet of Kahala Corp. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kahala Corp. as of December 31, 2001, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

/s/ EPSTEIN, WEBER & CONOVER, PLC
    Scottsdale, Arizona
    APRIL 5, 2002

KAHALA CORP.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001

CURRENT ASSETS
  Cash                                                             $  1,001,268
  Trade and other accounts receivable                                   600,316
  Inventories                                                           171,987
  Prepaid expenses and other assets                                      14,758
  Deferred income taxes                                                  96,782
  Notes receivable - current portion                                  1,368,567
                                                                   ------------
     Total current assets                                             3,253,678

PROPERTY AND EQUIPMENT, net                                             141,819

LEASE DEPOSITS                                                          137,085

NOTES RECEIVABLE - less current portion                               1,657,789

GOODWILL, net of accumulated amortization of $718,490                 4,861,625

DEFERRED INCOME TAXES                                                 1,127,778
                                                                   ------------
TOTAL ASSETS                                                       $ 11,179,774
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $    143,221
  Accrued liabilities                                                 1,055,467
  Line of credit                                                        589,911
  Notes payable - current portion                                       551,295
  Confirmed bankruptcy liabilities - current portion                    581,708
                                                                   ------------
     Total current liabilities                                        2,921,602

NOTES PAYABLE - long-term portion                                     1,395,083

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    387,710

DEFERRED FRANCHISE FEE INCOME                                           760,160
                                                                   ------------
     Total liabilities                                                5,464,555
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value, 575,000 shares
    designated, 575,000 issued                                        5,750,000
  Series B preferred stock, $10.00 par value, 650,000 shares
    designated, 650,000 issued                                        6,500,000
  Series C preferred stock, $10.00 par value, 160,000 shares
    designated, 160,000 issued                                        1,600,000
  Common stock, $.001 par value, 100,000,000 shares authorized,
    22,317,875 issued and outstanding                                    22,318
  Paid in capital                                                     6,640,787
  Accumulated deficit                                               (14,797,886)
                                                                   ------------
     Total stockholders' equity                                       5,715,219
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,179,774
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001            2000
                                                   ------------    ------------
REVENUES:
  Net product and store sales                      $  2,238,801    $  5,824,142
  Franchise fees                                        811,250       1,114,570
  Royalties                                           2,201,209       2,168,818
  Rental income                                         154,726         231,000
                                                   ------------    ------------
     Total revenues                                   5,405,986       9,338,530
                                                   ------------    ------------

EXPENSES:
  Cost of product sales                                 912,436       2,177,278
  Personnel expenses                                  2,254,956       2,969,677
  Rent                                                  699,337       1,587,681
  Depreciation and amortization                         415,605         538,139
  General and administrative expenses                 1,073,810       2,038,480
                                                   ------------    ------------
      Total expenses                                  5,356,144       9,311,255
                                                   ------------    ------------

OPERATING INCOME (LOSS)                                  49,842          27,275
                                                   ------------    ------------

OTHER (INCOME) AND EXPENSES
  Interest expense                                      161,261         283,972
  Interest income                                       (89,328)       (135,442)
  Gain on sale of development agreements
    and royalty stream                               (1,751,864)
  Loss on sale of assets and store closings           3,517,092        (390,186)
                                                   ------------    ------------

  Total other (income) expense                        1,837,161        (241,656)
                                                   ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                    (1,787,319)        268,931

INCOME TAX (BENEFIT) PROVISION                         (708,040)       (134,982)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (1,079,279)   $    403,913
                                                   ============    ============

NET (LOSS) PER SHARE:
  Basic                                            $      (0.15)   $      (0.09)
                                                   ============    ============

  Diluted                                          $      (0.15)   $      (0.09)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                              16,628,049       9,224,661
                                                   ============    ============

  Diluted                                            16,628,049       9,224,661
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                          COMMON STOCK                   PREFERRED A                   PREFERRED B
                                   ---------------------------   ---------------------------   ---------------------------
                                      SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE
  DECEMBER 31, 1999                   8,227,418   $      8,227        575,000   $  5,750,000        650,000   $  6,500,000

  Preferred C issued for cash
  Common stock issued as payment
    for legal fees and settlment         50,000             50
  Common stock for preferred
    dividends                         4,705,878          4,706
  Net income
                                   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE
  DECEMBER 31, 2000                  12,983,296   $     12,983        575,000   $  5,750,000        650,000   $  6,500,000

  Common stock issued as
    payment for preferred
    dividends                         9,334,579          9,335
  Net loss
                                   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE
  DECEMBER 31, 2001                  22,317,875   $     22,318        575,000   $  5,750,000        650,000   $  6,500,000
                                   ============   ============   ============   ============   ============   ============

                                           PREFERRED C
                                   ---------------------------     PAID-IN       ACCUMULATED
                                      SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                                   ------------   ------------   ------------   ------------    ------------
BALANCE
  DECEMBER 31, 1999                          --   $         --   $  4,048,878   $(11,524,520)   $  4,782,585

  Preferred C issued for cash           160,000      1,600,000                                     1,600,000
  Common stock issued as payment
    for legal fees and settlment                                        7,950                          8,000
  Common stock for preferred
    dividends                                                       1,220,294     (1,225,000)
  Net income                                                                         403,913         403,913
                                   ------------   ------------   ------------   ------------    ------------
BALANCE
  DECEMBER 31, 2000                     160,000   $  1,600,000   $  5,277,122   $(12,345,607)   $  6,794,498

  Common stock issued as
    payment for preferred
    dividends                                                       1,363,665     (1,373,000)
  Net loss                                                                        (1,079,279)     (1,079,279)
                                   ------------   ------------   ------------   ------------    ------------
BALANCE
  DECEMBER 31, 2001                     160,000   $  1,600,000   $  6,640,787   $(14,797,886)   $  5,715,219
                                   ============   ============   ============   ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

KAHALA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       2001           2000
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                       $(1,079,279)   $   403,913
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                         415,605        538,139
  Gain on sale of assets                                                     --       (390,186)
   Net asset write-offs on store closings                             1,263,706             --
  Allowance for doubtful accounts                                            --         29,287
  Write-offs and allowances on notes receivable                       1,688,228
  Non-cash franchise fee and royalty income                            (981,864)
  Deferred income taxes                                                (708,040)      (134,982)
  Gain on settlements                                                    (5,521)
  Professional fees & settlement paid by issuance of common stock            --          8,000
  Changes in assets and liabilities:
    Trade and other accounts receivable                                  (8,763)      (459,095)
    Inventories                                                         (53,704)      (105,058)
    Refundable lease deposits                                            13,012         (3,631)
    Prepaids and other current assets                                    40,106        (12,483)
    Accounts payable                                                    (56,582)      (743,686)
    Accrued liabilities                                                (303,520)      (227,940)
    Deferred franchise fee income                                      (130,000)       (44,472)
                                                                    -----------    -----------
          Net cash (used in) provided by operating activities            93,384     (1,142,194)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        --       (526,237)
  Financing of notes receivable                                        (650,000)            --
  Collections on notes receivable                                       361,223        126,268
  Proceeds from sale of property and equipment                          200,055      1,747,500
  Purchase of business                                                       --       (132,604)
                                                                    -----------    -----------
          Net cash provided by (used in) investing activities           (88,722)     1,214,927
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                            492,911         97,000
  Proceeds from borrowings on notes payable                           1,200,000             --
  Principal repayments on notes payable                                (592,398)    (2,125,938)
  Payments on confirmed bankruptcy liabilities                         (203,792)      (188,174)
  Proceeds from the sale of preferred stock                                  --      1,600,000
                                                                    -----------    -----------
          Net cash (used in) provided by financing activities           896,721       (617,112)
                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH                                             901,383       (544,379)

CASH, BEGINNING OF YEAR                                                  99,885        644,264
                                                                    -----------    -----------

CASH, END OF YEAR                                                   $ 1,001,268    $    99,885
                                                                    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (CONT.)

                                                           2001          2000
                                                        ----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                         $  147,770    $  284,547

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Purchase of business by issuance of  notes payable    $       --    $  200,000

  Common stock issued as preferred stock dividends      $1,373,000    $1,225,000

  Sale of property & equipment under notes receivable   $       --    $2,053,780

  Notes receivable for franchise fees                   $  120,000    $  290,000

  Accrued interest added to bankruptcy liabilities      $    2,627    $    6,224

  Note payable on purchase of assets                    $       --    $   40,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

KAHALA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     On May 21, 1999, the Company issued 650,000 shares of its Series B Convertible Preferred Stock for $6,500,000. The proceeds were used to acquire all of the issued and outstanding stock of Selman Systems, Inc. ("Selman") Selman, through its wholly owned subsidiaries, is an operator and franchisor of a chain of cafes and bakeries operating under the name of Frullati Cafe and Bakery ("Frullati").

     The Company franchises and operates juice bars and cafes under several brands. The stores are located primarily in shopping malls, medical centers and airports throughout the United States and Canada. At December 31, 2001, the Company operated no corporate owned stores and had 213 franchised or licensed units.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries for the years ended December 31, 2001 and 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2001, cash deposits exceeded those insured limits by $758,000.

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

     PROPERTY AND EQUIPMENT is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over a period of the shorter of the applicable lease term or the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense for the years ended December 31, 2001 and 2000 was $ 136,560 and $263,427, respectively.

     REVENUE RECOGNITION - Initial franchise fees are deferred until substantially all services and conditions relating to the sale of the franchise have been performed or satisfied. The Company will occasionally finance the initial franchise fee by taking a note receivable from the franchisee. The notes receivable are typically payable by the franchisees over five years.

     Fees from Area Development Agreements or similar development arrangements ("ADA's") are recognized as revenue on a pro rata basis based on the number of stores opened to-date to total stores to be developed as stipulated in the ADA. If the total number of stores stipulated in the ADA are not opened at the expiration of the ADA, the balance of such fees is recognized.

     Kona sells mixes and supplements to franchisees. Revenue on such sales is recognized when the product is shipped. Product sales from the Company owned stores are recognized at the point of sale.

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

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, accounts receivable, notes receivable, and obligations under accounts payable, accrued expenses, notes payable and confirmed bankruptcy obligations. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. (See Note 4). The carrying value of the Company's notes receivable approximate fair value because they contain market interest rates and allowances are provided for any estimated uncollectible amounts. The carrying value of notes payable and confirmed bankruptcy obligations approximate fair value because they contain market value interest rates and have specified repayment terms. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

     ADVERTISING EXPENSES are expensed as incurred. Advertising expense for the year ended December 31, 2001 and 2000 was $66,392 and $54,000, respectively.

     GOODWILL is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 20 years. The 20-year period is based on the initial and renewable franchise periods in most franchise agreements. Amortization expense of goodwill for the year ended December 31, 2001 and 2000 was $279,006 and $274,127, respectively. The Company wrote-off $660,000 of goodwill in the year ended December 31, 2000, representing the allocation of such goodwill to its corporate stores that were part of the Selman purchase and subsequently sold.

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

     IMPAIRMENT OF LONG-LIVED ASSETS is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Assets held for sale are recorded at fair value less selling costs. Long-lived assets are primarily the company owned stores and goodwill.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.'s 141 BUSINESS COMBINATIONS and 142 GOODWILL AND OTHER INTANGIBLE ASSETS. The Company has reviewed the provisions of the new accounting pronouncements. As of January 1, 2002 the Company will discontinue the practice of amortizing goodwill. In 2001 the Company amortized $279,006 of goodwill that resulted from the acquisition of Selman in 1999. Based on the Company's analysis of the underlying value of the net assets acquired in this transaction and the implied value of the goodwill, management believes that under the impairment tests prescribed in SFAS No. 142 there may be some impairment of the value of this intangible. The Company has not yet applied these impairment tests but does not believe that any such impairment will be material or adversely affect its results of operations or financial condition.

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

     The allowed General Unsecured Claims under the Plan includes a contingency for payments based on future cash flow of Surf City, SCFC and Kona. The terms of the repayment of the General Unsecured Claims require minimum quarterly payments of $43,750 over a seven year period to an Unsecured Creditors Pool, resulting in a minimum of $1,225,000 payable over that seven year period. In addition, amounts determined as 25% of the first $50,000 of quarterly Net Cash Flow, as defined in the Plan, and 40% of the quarterly Net Cash Flow in excess of $50,000, are required to be paid to the Unsecured Creditors Pool on a quarterly basis. The Company has recorded the General Unsecured Claims liability at the present value of the 28 quarterly payments of $43,750. The Plan lists the total General Unsecured Claims to be $5,000,000 to $6,000,000, but states that much of that estimate arises from the rejection of unexpired operating leases. The Company believed that it could not reasonably estimate the amount of those claims at the time of the Plan confirmation because the damages arising from rejected leases are likely to be reduced as the locations under those leases are re-leased to new tenants. The Company also believes that it cannot reasonably estimate the amount of contingency payments because of uncertainties in Surf City's likelihood to generate net cash flow and the inability to estimate the timing of any such Net Cash Flow if it does occur. As of December 31, 2001, Surf City has not yet made any contingent payments to the Unsecured Creditors Pool.

4.   NOTES RECEIVABLE

     Notes receivable principally result from the financing of the initial franchise fees required from franchisees, the sale of area development agreements, the sale of corporate owned stores and certain related expenses paid for on behalf of the Company's franchisees. The notes are generally guaranteed by the franchisee or purchaser and are collateralized by the related restaurant, and associated equipment and leasehold improvements. The notes are generally due in monthly installments of principal and interest with interest at 6 - 10% per annum.

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

     During the year ended December 31, 2001, the Company determined that numerous notes receivable had become impaired. The analysis of determining whether a note is impaired includes factors such as the payment history of the franchisee, operating results of the underlying store, the franchisee's relationship with the landlord and the value of any other collateral. The Company recorded an impairment loss of $1,688,228 during the year ended December

31, 2001. The allowance for credit losses on notes receivable was $821,621 at December 31, 2001, an increase during the year of $792,621. In addition, the Company wrote off notes receivable with balances aggregating to $895,607. At December 31, 2001, the investment in impaired notes receivable was $1,900,000 and the allowance for credit losses applies to all of these notes. The average balance of impaired notes receivable was $1,020,000 for the year ended December 31, 2001. Interest income earned on impaired notes receivable was $17,351 for the year ended December 31, 2001.

     Of the write-offs incurred in the year ended December 31, 2001, $699,766 relates to the foreclosures on 11 stores.

     The Company established a reserve of $521,250 on notes receivable that contain contingencies for lease renewals or extensions. These contingencies are written into the sales agreements that allow the purchasers of stores to reduce their obligations to the Company if they are unsuccessful in renewing or extending the underlying leases.

     The notes receivable balance at December 31, 2001, includes a $90,000 discount from the face amount of a note due under an ADA. The balance of the payments due under the ADA is due over three years but there was no interest rate attached to the receivable. The stream of scheduled cash receipts was discounted at 7%.

     The notes receivable balance at December 31, 2001, includes $650,000 due from an entity to which the Company has agreed to provide debtor in possession financing (Note 13).

     The Company has determined that four notes receivable are impaired at December 31, 2000. The allowance for credit losses on notes receivable was $29,000 at December 31, 2000. The allowance for credit losses increased by $20,000 for the year ended December 31, 2000. At December 31, 2000, the investment in impaired notes receivable was $141,000 and the allowance for credit losses applies to all of these notes. The average balance of impaired notes receivable was $78,000 for the year ended December 31, 2000. Interest income earned on impaired notes receivable was $13,834 for the year ended December 31, 2000

     During the year ended December 31, 2000, the Company restructured four notes and foreclosed on three stores with associated principal balances totaling $582,000. The net result of the restructuring and foreclosures was a loss of $28,000 which is recorded in the accompanying statement of operations for the year ended December 31, 2000.

     Collections on notes receivable due is as follows:

                                                              NOTES
                                                            ----------
          Year ended December 31:
                                   2002                     $1,484,229
                                   2003                        721,963
                                   2004                        368,053
                                   2005                        129,857
                                   2006                         43,185
                                Thereafter                   1,100,739
                                                            ----------
               Total                                        $3,848,026
                                                            ==========

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2001:

          Leasehold improvements                            $   66,796
          Store fixtures, equipment and furnishings            137,987
          Office furnishings and equipment                      41,152
                                                            ----------

          Total                                                245,935
          Less accumulated depreciation                       (104,116)
                                                            ----------

          Property and equipment, net                       $  141,819
                                                            ==========

     Certain store fixtures, equipment and furnishings are held for sale. The Company does not believe that there is a net impairment on the assets held for sale.

6.   NOTES PAYABLE

     Notes payable at December 31, 2001 are comprised of the following:

$500,000 Revolving bank line of credit, interest at Federal Funds rate plus 0.42% which was computed to be 2.17% at December 31,
2001. The credit facility expired and was renewed on February 28,
2002. Personally guaranteed by three stockholders.                  $   492,911

Term loan from bank. Repayment terms require monthly installments of principal and interest at Federal Funds rate plus 0.42%, 2.17%
at December 31, 2001, of $25,000 commencing on February 1, 2000
through 2003. Personally guaranteed by three stockholders.              285,263

$100,000 Revolving line of credit, interest at Prime plus 2%,
7% at December 31, 2001.                                                 97,000

Notes payable to franchisees in settlement of legal claims.
Repayment terms require monthly installments of principal and interest at 10% per annum of $6,250 to $632 in 2002 and $632 through 2006. Collateralized by royalties and franchise fees of designated store locations. Original principal balance of notes
was $265,000.                                                            46,581

Note payable arising out of settlement of operating matters.
No stated interest due to short-term nature of note payable,
which is due on demand.                                                 185,562

Acquisition note payable related to the acquisition of Selman.
Repayment terms require monthly installments of principal and interest at 9% per annum of $9,540 starting on February 1, 2000 for three years. Collateralized by royalties of designated store
locations and 100% of the stock of Selman.                              109,089

Note payable to stockholder, original balance of $200,000,
interest at 8% per annum, principal and interest installments
of $6,782 due monthly through 2003                                      119,883

Note payable to significant shareholder, related to the
purchase of Ranch *1, Inc., interest at 10% per annum, monthly interest installments and principal installments based on the sale of Ranch 1 corporate stores, area development rights
and franchise fees                                                    1,200,000
                                                                    -----------
Totals                                                                2,536,289
Less current portion                                                 (1,141,206)
                                                                    -----------
Long-term portion                                                   $ 1,395,083
                                                                    ===========

     Principal payments due as follows:

                                                       BANKRUPTCY
                                            NOTES      LIABILITIES      TOTAL
                                          ----------    ---------    -----------
     Year ended December 31:
                              2002        $1,141,206    $ 581,708    $ 1,722,914
                              2003           100,963      177,372        488,673
                              2004            85,551      166,588        295,889
                              2005             7,165       43,750         50,915
                              2006             1,404          -0-          1,404
                           Thereafter      1,200,000          -0-      1,200,000
                                          ----------    ---------    -----------

                Total                     $2,536,289    $ 969,418    $ 3,505,707
                                          ==========    =========    ===========

     Significant royalty income generated by the Company is pledged as collateral on certain of the above notes.

     Bankruptcy liabilities are discussed in Note 3.

7.   BUSINESS COMBINATIONS

     The Company acquired a restaurant concept and its only store at the time from the Company's President, Chairman and 15% stockholder. The concept, Rollerz, was acquired for $300,000 plus the assumption of certain liabilities in the amount of $32,604. Rollerz had limited operations prior to the purchase. The purchase price was allocated to the tangible assets of the store in the amount of $75,000 and goodwill of $257,604 was recognized in the transaction.

8.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, 2001 and 2000 consisted of the following:

                                                    2001           2000
                                                  ---------      ---------
     Current tax (benefit) provision              $(149,416)     $ 279,774
     Deferred tax (benefit) provision              (558,624)      (414,756)
                                                  ---------      ---------
     Total income tax provision                   $(708,040)     $(134,982)
                                                  =========      =========

     Net deferred tax assets of $3,956,376 less a valuation allowance of $2,732,013, relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, deferred revenue and notes receivable. The net deferred income tax asset at December 31, 2001 is comprised of:

     Allowance for losses on notes and accounts receivable     $   412,668
     Differences in liabilities related to deferred revenue
       and rent                                                    258,000
     Book/tax differences in bases of property and equipment
       and goodwill                                                194,431
     Net operating loss carryforwards                            3,407,360
                                                               -----------
     Deferred income tax asset                                   4,272,459
         Less: Valuation allowance                              (2,732,013)
                                                               -----------
         Total deferred income tax asset                         1,540,446
     Deferred income tax liability related to installment
       method treatment on sale of stores                         (315,886)
                                                               -----------
     Net deferred income tax asset                             $ 1,224,560
                                                               ===========

     Federal net operating loss carryforwards of $8,271,000 expire from 2010 through 2021. State net operating loss carryforwards of $8,271,000 expire from 2000 through 2006. Due to the change in control of the Company discussed in Note 7, future utilization of the net operating losses may be restricted.

     The differences between the statutory and effective tax rates is as follows for the years ended December 31:
                                             2001                  2000
                                      ------------------    ------------------
Federal statutory rates               $(607,688)      34%   $  88,133       33%
State income taxes                     (107,239)       6%      17,481        7%
Valuation allowance for operating
  loss carry forwards                                        (279,774)    (104)%
Change in expected rate applied to
  reversal of temporary differences                            28,691       10%
Other                                     6,888       -%       10,487        4%
                                      ---------   ------    ---------   ------
Effective rate                        $(708,040)      40%   $(134,982)      50%
                                      =========   ======    =========   ======


9.   LEASES

     Certain of the Company's subsidiaries are the primary lessees on most of the Company's franchised stores under long-term operating leases. The leases generally have initial terms of five to seven years and usually provide for renewal options ranging from five to seven additional years. These operating leases expire at various dates through 2012. Most of the leases contain rent escalation clauses and common area maintenance charges. The leases for franchised locations are then subleased to the Company's franchisees. There are approximately 123 leases under these terms as of December 31, 2001. The Company records rent expense and sublease rental income only on locations at a certain health club chain because the Company is directly responsible for payment of the applicable rental charges to the landlord and collection from the franchisee. On other store locations, the franchisees have direct responsibility for payment of all applicable rental charges under the lease to the landlord. Rent expense under the leases in which the Company is directly responsible, including corporate owned stores, was $ 513,301 and $1,587,681 for the years ended December 31, 2001 and 2000, respectively. Sublease rental income under these leases was $ 154,726 and $231,000 for the years ended December 31, 2001 and 2000, respectively.

     The Company also leases its offices and warehouses under long-term operating leases expiring through 2005. Rent expense under these leases was $ 186,036 and $148,247 for the years ended December 31, 2001 and 2000. During 2001, the Company closed certain of its corporate and/or franchised locations where one of the Company's subsidiaries served as the tenant under the lease. The Company has negotiated settlements with certain of these landlords and it attempting to settle with the remaining landlords. The difference between the store lease payments and the sublease rental income is the future minimum annual lease payments for these closed locations.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended December 31 are:

                               STORE           SUBLEASE        WAREHOUSE
                               LEASES           RENTAL         AND OFFICE
                            ------------     ------------     ------------
        2002                $  5,880,306     $  5,209,890     $    165,538
        2003                   5,482,619        4,816,984          169,741
        2004                   4,701,296        4,146,916          118,526
        2005                   4,369,322        3,803,037           27,105
        2006                   3,178,100        2,844,039               --
     Thereafter                4,636,589        4,221,253               --
                            ------------     ------------     ------------
                            $ 28,248,232     $ 25,042,119     $    480,910
                            ============     ============     ============

10.  STOCKHOLDERS' EQUITY

     The Company issued 575,000 shares of its Series A Convertible Preferred Stock in connection with the SCAC merger. The Series A Preferred Stock has a $10 par and liquidation value. The Series A Preferred also has a 10% per annum cumulative dividend payable quarterly. The dividend can be paid in cash or common stock of the Company at the option of the holder. Series A Preferred stock is convertible to the Company's common stock at the option of the holder at a rate of 12 shares of common for each share of Series A Preferred. The holders of Series A Preferred stock are entitled to vote in the same matters as the common shareholders at a ratio of 12 votes per share of Series A Preferred held.

     The Company issued 650,000 shares of its Series B Convertible Preferred Stock for $6,500,000. The Series B Preferred Stock has a $10 par and liquidation value. The Series B Preferred also has a 10% per annum cumulative dividend payable quarterly. The dividend can be paid in cash or common stock of the Company at the option of the holder. For purposes of liquidation and dividends, Series B ranks on parity with Series A. Series B Preferred stock is convertible to the Company's common stock at the option of the holder at a rate of 12 shares of common for each share of Series B Preferred. The holders of Series B Preferred stock are entitled to vote in the same matters as the common shareholders at a ratio of 12 votes per share of Series B Preferred held.

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

     The Company issued 9,334,579 and 4,705,878 shares of its common stock during the year ended December 31, 2001 and 2000, respectively, as payment of preferred dividends through December 1 of each respective year. The number of common shares issued was based on the trading value of the common stock, less a 10% discount for the restricted nature of the shares issued, and the amount of the dividend determined on the stated dividend rate of 10% per annum.

11.  COMMITMENTS AND CONTINGENCIES

     The Company has sold certain corporate owned stores by taking notes receivable as part of the consideration for the sales. Five of these notes contain a provision that allows the buyer to reduce the purchase price and the related repayments of the note if the leases on the store sites cannot be renewed or extended. The Company believes that it is unlikely that the leases will not be renewed or extended and therefore the total value assuming successful renewal or extension has been recorded for this note. The contingency on this note should the leases not be extended or renewed is $1,050,500. The Company has provided an allowance of $521,250 at December 31, 2001. In addition, another note contains a provision that allows the buyer to reduce the purchase price and the related repayments of the note if the store does not maintain certain sales volumes. As of December 31, 2001, this store has maintained the minimum sales volume and the Company believes that it is unlikely that the store would fall below the stated volumes. The amount of the contingency on this note is $100,000.

     During the year ended December 31, 2001, the Company entered into an agreement to provide debtor-in-possession financing to Ranch*1, Inc., an entity under bankruptcy proceedings of Chapter 11 of the Federal Bankruptcy Code. Under this agreement, the Company has committed to provide up to $2,000,000 in cash. The Company has entered into an agreement with one of its significant shareholder whereby the shareholder has committed up to $2,500,000 to the Company to satisfy the Company's commitment to Ranch*1. At December 31, 2001, the Company had advanced $650,000 to Ranch*1. Subsequent to December 31, 2001, the Company advanced an additional $550,000. The Company intends to convert its advances into equity to acquire 100% of Ranch*1. The borrowing arrangement with the shareholder includes a contingency to provide the shareholder an additional $1,000,000. The additional payment becomes due upon repayment of all principal and interest on the $2,500,000 loan and is only due if and when Ranch*1 sells corporate stores, sells new area development agreements and franchise fees from the sale of new franchises. Such payments are only due if there are cash receipts from any such transactions.

     In connection with the closing of stores, the Company has been required to perform under its guarantee of certain leases. The Company has been successful in negotiating with landlords in settling for amounts significantly less than the total future minimum rent payments required under the leases. At December 31, 2001, the Company is the lessee or guarantor on leases in default with future minimum lease payments of $3,206,113 required under those lease agreements. The Company has accrued $200,000 at December 31, 2001 as its estimate of the aggregate settlement for these leases.

     As discussed in Note 6, certain of the Company's notes payable are collateralized by revenue generated from royalties.

     As discussed in Note 3, there are contingent amounts payable to an Unsecured Creditors Pool subject to quarterly cash flows through 2004.

12.  NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 15,766,667 common shares and warrants to purchase 1 million common shares were not considered in the calculation for diluted earnings per share for the years ended December 31, 2001 and 2000, respectively, because the effect of their inclusion would be antidilutive.

                                                 2001                                      2000
                                ---------------------------------------   ---------------------------------------
                                  INCOME                        PER         INCOME                       PER
                                  (LOSS)        SHARES         SHARE        (LOSS)        SHARES        SHARE
                                -----------   -----------   -----------   -----------   -----------   -----------
Net (Loss) Income               $(1,079,279                               $   403,913
Preferred stock dividends        (1,373,000)                               (1,225,000)

BASIC EARNINGS PER SHARE

Loss available to common
  stockholders                  $(2,452,279)   16,628,049   $     (0.15)  $  (821,087)    9,224,661   $     (0.09)

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

     In February 1999, the holder of the Series B Preferred Stock loaned SCAC $332,500 under a promissory note. The Company paid interest on this note of $734 and $20,457 during the years ended December 31, 2001 and 2000 respectively. The same shareholder, and two of the Company's officers, have guaranteed $1,000,000 in bank debt. The company has received a favorable interest rate due to the shareholders' guarantee. The shareholder was compensated by the reduction of the exercise price of common stock warrants held by this shareholder from $2.00 per share to $0.20 per share.

     The Company acquired the restaurant concept and the single location of this restaurant concept, ROLLERZ, from its president and chairman in the year ended December 31, 2000. The purchase price for Rollerz was $300,000. The Company paid cash of $100,000, a note payable for $200,000 and assumed certain liabilities in the amount of $32,604. At December 31, 2001, the balance of the note payable was $119,883. The Company paid interest to its president on this note of $10,426 and $9,733 during the year ended December 31, 2001 and 2000, respectively.

     The Company contracted with an entity owned by one of the members of its board of directors for construction of several of its restaurants. This entity is also an unsecured creditor and has a claim of $109,000 in Surf City's bankruptcy. The Company contracted for construction services in the amounts of $356,347 and $75,997 during the years ended December 31, 2001 and 2000 respectively. The balance owned to this related entity was $78,794 at December 31, 2001.

     During the year ended December 31, 2001, the Company sold area development agreements and franchises to entities owned or controlled by an member of the Company's board of directors and holder of the Series C Preferred Stock as well as common stock. During the year ended December 31, 2001, the Company sold ADA's to these related entities in the amount of $792,000. The Company's arrangement under these ADA's allows for these related entities to retain approximately 50% of the cash received over the term of the agreements. The Company recognized revenue of $130,000 under these ADA's during the year ended December 31, 2001. The net balance due to the Company under these ADA's was $292,000 at December 31, 2001. During the year ended December 31, 2001, the Company also entered into an agreement with these related entities whereby the Company has sold its rights to 67% of the future royalties generated in the state of Texas. The Company sold these rights for $600,000 cash and future payment payments of cash through 2003 totaling $951,864. The future payment stream was discounted resulting in a balance due of $861,000 at December 31, 2001. The Company recognized income of $1,461,000 from this transaction in the year ended December 31, 2001. Also, the Master Development Agreement with one of these related entities provides for the entity to be granted warrants to acquire up to 6,000,000 shares of the Company's common stock if the entity meets certain performance criteria outlined in the agreement. As of December 31, 2001, none of those criteria had been met.

     During the year ended December 31, 2001, the Company entered into an agreement to provide debtor-in-possession financing to Ranch*1, Inc., an entity under bankruptcy proceedings of Chapter 11 of the Federal Bankruptcy Code. Under this agreement, the Company has committed to provide up to $2,000,000 in cash. The Company has entered into an agreement with one of its significant shareholders whereby the shareholder has committed up to $2,500,000 to the Company to satisfy the Company's commitment to Ranch*1. At December 31, 2001, the Company had advanced $650,000 to Ranch*1. Subsequent to December 31, 2001, the Company advanced an additional $550,000. The Company intends to convert its advances into equity to acquire 100% of Ranch*1. The borrowing arrangement with the shareholder includes a contingency to provide the shareholder an additional $1,000,000. The Company paid a loan fee of $12,500 and interest of $35,515 related to agreement during the year ended December 31, 2001.

     From time to time, the Company borrows funds from certain of its officers. No interest was incurred on these loans.

14.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Arizona and Texas. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, the Company had uninsured bank balances of $758,000.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily notes receivable and trade accounts receivable. The trade accounts receivable are due primarily from franchisees in numerous geographical locations in the United States. However, notes receivable at December 31, 2001 are due from franchisees concentrated in Texas.

     The Company's notes receivable are generally due from franchisees and are guaranteed by the franchisee and collateralized by leasehold improvements and rights under the franchise agreement. The Company has experienced credit losses under notes receivable and has generally foreclosed on the related stores and attempted to re-franchise those locations. The notes receivable balance at December 31, 2001 is comprised of numerous debtors. However, one debtor represents approximately 17%, another 12%, and four others in total 24% of the total balance at December 31, 2001. Therefore, 53% of the notes receivable balance at December 31, 2001 is concentrated with six debtors. No other single note or debtor comprises greater than 10% of the total balance at December 31, 2001.

15.  STOCK BASED COMPENSATION

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net (income) loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  2001             2000
                                               -----------      -----------
Net income (loss) - as reported                $(1,079,279)     $   403,913
Net income (loss) - pro forma                  $(1,303,954)     $   175,953
Loss per share - as reported                   $     (0.15)     $     (0.09)
Loss per share - pro forma                     $     (0.16)     $     (0.11)

      Under the provisions of SFAS No. 123, there were 435,000 fully vested and 174,000 proportionately vested options for the year ended December 31, 2001 and there were 200,000 fully vested and 22,500 proportionately vested options for the year ended December 31, 2000 used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                              2001        2000
                                             -------     -------
               Dividend yield                  None        None
               Volatility                     97.59%      4.769
               Risk free interest rate        4.62%       5.25%
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

     The Company granted 680,000 and 270,000 options to certain key employees during the years ended December 31, 2001 and 2000 respectively. These options all vest from one to three years. The options granted in the year ended December 31, 2001, are exercisable at $0.07 to $0.75 per share. The options granted in the year ended December 31, 2000, are exercisable at 90,000 each at $0.50, $0.75, and $1.00. The options expire ten years from date of grant. The summary of activity for the Company's stock options is presented below:

                                                             Weighted                  Weighted
                                                              Average                   Average
                                                             Exercise                  Exercise
                                                  2001         Price        2000         Price
                                               -----------   ---------   -----------   ---------
Options outstanding at beginning of year         1,430,000      $0.73      1,240,000     $0.74
Granted                                            680,000      $0.57        270,000     $0.75
Exercised                                              -0-                         0
Terminated/Expired                                (125,000)     $0.50        (80,000)    $1.00
Options outstanding at end of year               1,985,000      $0.61      1,430,000     $0.73
Options exercisable at end of year                 780,000      $0.77        200,000
Options available for grant at end of year       3,570,000   4,025,000     3,570,000

Price per share of options outstanding         $0.07-$1.00               $0.50-$1.00

Weighted average remaining contractual lives     9.2 years                 9.5 years

Weighted Average fair value of options
  granted during the year                            $0.09                     $0.25

     In conjunction with the issuance of the Series B Preferred Stock, the Company granted 1,000,000 warrants to purchase the Company's common stock. Those warrants were subsequently repriced to $0.20 per share as consideration to the shareholder for that shareholder's personal guarantee on bank debt. There was no expense recognized in either the original grant or the repricing. The exercise price of the warrants exceeded the trading value of the Company's common stock at the time of issuance and repricing.

     In connection with the a master development agreement with a related entity, the Company has agreed to grant warrants to acquire up to 6,000,000 shares of the Company's common stock if the entity meets certain performance criteria outlined in the agreement. The exercise price of those warrants range from $0.25 to $0.40. As of December 31, 2001, none of those criteria had been met.

16.  SUBSEQUENT EVENTS

     During the year ended December 31, 2001, the Company entered into an agreement to provide debtor-in-possession financing to Ranch*1, Inc., an entity under bankruptcy proceedings of Chapter 11 of the Federal Bankruptcy Code. Under this agreement, the Company has committed to provide up to $2,000,000 in cash. At December 31, 2001 the Company had provided $650,000 under this arrangement and had borrowed $1,200,000 under its borrowing arrangement (Note 13). Subsequent to December 31, 2001, the Company borrowed an additional $1,300,000 in connection with the confirmation of the Plan of Reorganization of Ranch*1.

17.  OTHER INCOME AND EXPENSE

During the year ended December 31, 2001, the Company incurred a loss on the sale of assets and store closings of $3,517,092. This loss is comprised of the following significant items: (i) a one-time charge of $521,250 to establish a reserve against notes receivable that are wholly contingent on obtaining lease renewals for the store's premises; (ii) a one-time charge of $271,371 to establish a reserve against the uncollectability of certain of the Company's remaining active notes receivable from third party franchisees; (iii) a one-time charge of $895,607 to completely write-off certain notes receivable from former third party franchisees who defaulted under the applicable promissory note and abandoned or permanently closed the underlying store; and (iv) a loss of approximately $2,000,000 arising from the sale of the Company's remaining corporate stores to third party franchisees during 2001 and the Company's closure of its remaining corporate-owned stores during 2001, including the write-off of the inventories and restaurant equipment at these closed locations.

     Also during the year ended December 31, 2001, the Company sold future royalty revenue streams in certain geographic regions. These agreements provide the buyer with up to two-thirds of the royalties generated in these regions. The Company has no further obligation under these sales and has not guaranteed any royalty amounts. The Company recognized a gain on these transactions of $1,751,864.

                                    * * * * *