Form 10QSB
period 2002-03-31
KAHALA CORP/
filed 2002-05-15
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


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


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of May 10, 2002 was 22,317,875 shares.

                                  KAHALA CORP.

                          Quarter Ended March 31, 2002

                                   FORM 10-QSB

                                      INDEX



Part I - FINANCIAL INFORMATION.................................................2

  ITEM 1 FINANCIAL STATEMENTS..................................................2

  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

Part II - OTHER INFORMATION...................................................18

  ITEM 1 LEGAL PROCEEDINGS....................................................18

  ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS............................18

  ITEM 3 DEFAULTS UPON SENIOR SECURITIES......................................18

  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................18

  ITEM 5 OTHER INFORMATION....................................................18

  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.....................................19

SIGNATURES....................................................................26

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 and the Company's results of operations and statement of cash flows for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and related notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

KAHALA CORP.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002 (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash                                                             $  1,692,282
  Trade and other accounts receivable                                   527,260
  Inventories                                                           178,967
  Prepaid expenses and other assets                                      28,570
  Deferred income taxes                                                  96,782
  Notes receivable - current portion                                  2,037,100
                                                                   ------------
       Total current assets                                           4,560,961

PROPERTY AND EQUIPMENT, net                                             133,893

LEASE DEPOSITS                                                          137,085

NOTES RECEIVABLE - less current portion                               1,348,921

GOODWILL, net of accumulated amortization of $718,490                 4,861,625

DEFERRED INCOME TAXES                                                 1,127,778
                                                                   ------------
TOTAL ASSETS                                                       $ 12,170,263
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                 $    103,808
  Accrued liabilities                                                   859,324
  Line of credit                                                        589,911
  Notes payable - current portion                                       574,378
  Confirmed bankruptcy liabilities - current portion                    621,024
                                                                   ------------
       Total current liabilities                                      2,748,445

NOTES PAYABLE - long-term portion                                     2,532,220
CONFIRMED BANKRUPTCY LIABILITIES - long term portion                    326,900
DEFERRED FRANCHISE FEE INCOME                                           730,160
                                                                   ------------
       Total liabilities                                              6,337,725
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value, 575,000 shares
   designated, 575,000 issued                                         5,750,000
  Series B preferred stock, $10.00 par value, 650,000 shares
   designated, 650,000 issued                                         6,500,000
  Series C preferred stock, $10.00 par value, 160,000 shares
   designated, 160,000 issued                                         1,600,000
  Common stock, $.001 par value, 100,000,000 shares authorized,
   22,317,875 issued and outstanding                                     22,318
  Paid in capital                                                     6,640,787
  Accumulated deficit                                               (14,680,567)
                                                                   ------------
       Total stockholders' equity                                     5,832,538
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 12,170,263
                                                                   ============

KAHALA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31,  (UNAUDITED)

                                                   2002                2001
                                               ------------        ------------
REVENUES:
  Net product and store sales                  $    336,530        $    686,189
  Franchise fees                                    110,000             227,750
  Royalties                                         419,861             494,691
  Rental income                                      32,000              48,398
                                               ------------        ------------
       Total revenues                               898,391           1,457,028
                                               ------------        ------------
EXPENSES:
  Cost of product sales                             147,824             275,083
  Personnel expenses                                329,252             594,077
  Rent                                               84,861             289,661
  Depreciation and amortization                       7,926             100,633
  General and administrative expenses               227,959             337,787
                                               ------------        ------------
       Total expenses                               797,822           1,597,241
                                               ------------        ------------

OPERATING (LOSS) INCOME                             100,569            (140,213)
                                               ------------        ------------
OTHER (INCOME) AND EXPENSES
  Loss on Sale of Assets                                 --              37,861
  Gain on Sale of Royalty Stream                         --            (300,000)
  Interest expense                                   20,447              37,677
  Interest income                                   (37,197)            (25,666)
                                               ------------        ------------

       Total other (income) expense                 (16,750)           (250,128)
                                               ------------        ------------

INCOME BEFORE INCOME TAXES                          117,319             109,915

INCOME TAX (BENEFIT) PROVISION                           --                  --
                                               ------------        ------------

NET INCOME (LOSS)                              $    117,319        $    109,915
                                               ============        ============
NET (LOSS) PER SHARE:
  Basic                                        $       0.01        $      (0.02)
                                               ============        ============

  Diluted                                      $          *        $      (0.02)
                                               ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          22,317,875          13,558,949
                                               ============        ============
  Diluted                                        38,090,375          13,558,949
                                               ============        ============

* - less then $0.01 per share

KAHALA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, (UNAUDITED)

                                                                        2002           2001
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   117,319    $   109,915
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                         7,926        100,633
    Loss on Sale of Assets                                                   --         37,861
    Changes in assets and liabilities:
     Trade and other accounts receivable                                 73,056       (194,307)
     Inventories                                                         (6,980)        14,915
     Prepaids and other current assets                                  (13,812)        (8,733)
     Accounts payable                                                   (39,413)        26,918
     Accrued liabilities                                               (196,143)      (236,568)
     Deferred franchise fee income                                      (30,000)       (90,000)
                                                                    -----------    -----------
          Net cash provided by (used in) operating activities           (88,047)      (239,366)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        --       (138,530)
Financing of notes receivable                                          (550,000)            --
  Collections on notes receivable                                       190,334         94,553
  Proceeds from sale of property and equipment                               --        106,507
                                                                    -----------    -----------
          Net cash provided by (used in) investing activities          (359,666)        62,530
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                                 --        378,522
Proceeds from borrowings on notes payable                             1,300,000             --
  Principal repayments on notes payable                                (139,779)      (222,143)
  Payments on confirmed bankruptcy liabilities                          (21,494)       (57,323)
                                                                    -----------    -----------
          Net cash provided by (used in) financing activities         1,138,727         99,056
                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH                                             691,014        (77,780)

CASH, BEGINNING OF PERIOD                                             1,001,268         99,885
                                                                    -----------    -----------

CASH, END OF PERIOD                                                 $ 1,692,282    $    22,105
                                                                    ===========    ===========

KAHALA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, (UNAUDITED)


SUPPLEMENTAL CASH FLOW INFORMATION:                     2002       2001
                                                      --------   --------
  Interest paid                                       $ 20,447   $ 35,352
                                                      ========   ========

  Income taxes paid                                   $     --   $     --
                                                      ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued as preferred stock dividends      $     --   $334,250
                                                      ========   ========

Sale of property & equipment under notes receivable   $     --   $203,176
                                                      ========   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of Kahala Corp. (the Company) as of March 31, 2002, including our results of operations and cash flows for the three months ended March 31, 2002 and 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended March 31, 2002 and 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2001, including specifically the financial statements and notes to such financial statements contained therein.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surf City Acquisition Corp. II, Surf City Squeeze, Inc., Surf City Squeeze Franchise Corp., Kona Coast Provisions, Inc. ("Kona"), Malibu Smoothie Franchise Corp., Selman Systems, Inc. and its two operating subsidiaries, Frullati Enterprises, Inc. and Frullati Franchise Systems, Inc., Fru-Cor, Inc., Rollerz Franchise Systems, LLC, Tahi Mana, LLC, Tovali Products, LLC ("Tovali"), and R 1 Franchise Systems, LLC. All significant inter company accounts and transactions are eliminated.

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

Kona and Tovali sell mixes, supplements and related supplies to franchisees. Revenue on such sales is recognized when the product is shipped. Sales from the corporate-owned stores are recognized at the point of sale.

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

GOODWILL: is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Beginning in the three months ended March 31,2002, the Company began applying the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards No.'s 142 GOODWILL AND OTHER INTANGIBLE ASSETS. As of January 1, 2002 the Company discontinued the practice of amortizing goodwill. The Company has unamortized goodwill of $4,861,625 that resulted from the acquisitions of Selman in 1999 and Rollerz in 2000. The Company performed the tests for impairment of the carrying value of goodwill for these two reporting units and has determined that no impairment existed at March 31, 2002. Amortization expense for the period ended March 31, 2001 was $69,751.

3. INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the periods ended March 31, 2002 and 2001 consisted of the following:

                                     2002        2001
                                   --------    --------
Current tax (benefit) provision    $ 36,044    $ 41,402
Deferred tax (benefit) provision    (36,044)    (41,402)
                                   --------    --------
Total income tax provision         $    -0-    $    -0-
                                   ========    ========

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. See ITEM 5 OTHER INFORMATION - during the three month period ending March 31, 2002, the preferred shareholders agreed to suspend dividends indefinitely. Therefore, the calculation of the net income per share does not reflect a preferred dividend for the three months ended March 31, 2002 in arriving at the net income available to common shareholders. For the period ended March 31, 2002, warrants and options to purchase 2,975,000 common shares were not considered in the calculation for diluted earnings per share because the effect of their inclusion would be anti-dilutive. For the period ended March 31, 2001, preferred stock convertible to 15,766,667 common shares and warrants to purchase one million common shares were not considered in the calculation for diluted earnings per share because the effect of their inclusion would be anti-dilutive.

                                               2002                                     2001
                                ----------------------------------       ----------------------------------
                                  Income                      Per          Income                      Per
                                  (Loss)        Shares       share         (Loss)        Shares       share
                                ---------    -----------     -----       ---------    -----------     -----
Net (Loss) Income               $ 117,319                                $ 109,915
Preferred stock dividends              --                                 (334,250)

BASIC EARNINGS PER SHARE

Loss available to common
  stockholders                  $ 117,319     22,317,875     $(0.01)     $(224,335)    13,558,949     $(0.02)

Effect of dilutive securities         N/A                                      N/A

DILUTED EARNINGS PER SHARE      $ 117,319     38,090,375        *                                     $(0.02)

* - less then $0.01 per share

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

COMPANY OVERVIEW

The Company currently operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, and Tahi Mana brand names (collectively, the "Concepts"), juice bars and health food cafes that serve blended fruit drinks, sandwiches, salads, soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings and health clubs throughout the United States, Canada, and select Middle Eastern countries. As of March 31, 2002, the Company, through its subsidiaries, has approximately 209 total locations of the Concepts, all of which are either franchised or licensed by third parties. Of the 209 total locations of the Concepts, 111 operate as Surf City Squeeze outlets, 93 operate as Frullati Cafe & Bakery outlets, 4 operate as Rollerz outlets, and 1 operates as a Tahi Mana outlet. As of March 31, 2002, the Company did not own or operate any corporate-owned locations. The Company also sells proprietary smoothie mixes and other nutrients and supplements to its franchisees and licensees through its wholly owned subsidiaries.

The stores operating under the Frullati Cafe and Bakery brand name are located primarily in shopping malls, airports and hospitals in the midwest, southwest, and southeastern United States. The average Frullati Cafe and Bakery store derives approximately 60% of its total revenue from blended fruit drinks and other beverage sales and approximately 40% from the sale of sandwiches, baked goods, soups, salads and other healthy food items. The stores operating under the Surf City Squeeze brand name are located in shopping malls and health clubs primarily in California, Arizona and Canada. The average Surf City store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, and nutrients and supplements that are added to the drinks. The stores operating under the Rollerz brand name are located in office buildings and shopping malls in Arizona, Texas, and California. The average Rollerz store derives approximately 75% of its total revenues from gourmet rolled sandwiches, soups, salads, baked goods, and other healthy snacks and approximately 25% from the sale of blended fruit drinks and other beverage items. The store operating under the Tahi Mana brand name is located in a health club in Arizona. The average Tahi Mana store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, nutrients and supplements that are added to the drinks or can be taken home, and healthy snacks. The Company is not currently actively promoting or further developing its Tahi Mana brand for multiple reasons set forth in detail in the Company's 2001 Form 10-KSB.

The Company derives its revenues primarily from area representative and development fees, initial franchise and license fees, ongoing royalty payments, sales from its company-owned stores, when applicable, and sales of nutritional and health food products to its franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail quick service food concepts in the United States and select international markets that include Canada, Europe, the Middle East, Australia, and certain Pacific Rim countries. The Company's pending acquisition of the Ranch * 1 grilled chicken concept discussed below is one such strategic acquisition in furtherance of the Company's long term strategy. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. The Company has not yet identified the areas where it may wish to operate company-owned stores.

RANCH * 1 FINANCING, PLAN OF REORGANIZATION, AND ULTIMATE ACQUISITION

Ranch * 1, Inc., through its wholly owned subsidiaries, owns and operates and franchises Ranch * 1 quick service restaurants that specialize in the sale of grilled chicken sandwiches and other grilled chicken products, Ranch * 1 famous fries, and other food and beverage items. Currently, there are 48 Ranch * 1 restaurants operating in 12 states, the District of Columbia, and Taiwan, of which 41 are franchised to third parties and the remaining seven are corporately owned. On July 3, 2001, Ranch * 1, Inc. and each of its wholly owned subsidiaries (collectively, "Ranch 1") filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.

During July, 2001, the Company, through a newly formed wholly owned subsidiary, R 1 Franchise Systems, L.L.C. ("R 1 Franchise"), entered into a Debtor-In-Possession Loan and Security Agreement with Ranch 1 to provide up to $2,000,000 in debtor in possession financing to Ranch 1 during the pendency of its bankruptcy reorganization (the "Loan Agreement"). In connection with the Loan Agreement, on July 6, 2001, the Company and R 1 Franchise entered into a Memorandum of Agreement with the Company's largest single shareholder, the R.E.&M. Petersen Living Trust, that provides up to $2,500,000 to R 1 Franchise for purposes of the Loan Agreement (the "Financing Agreement").

On July 31, 2001, the U.S. Bankruptcy Court for the Southern District of New York entered a final order (the "Final Order") approving the Loan Agreement between Ranch 1 and R 1 Franchise. As of March 31, 2002, R 1 Franchise has advanced Ranch 1 $1,200,000 under the Loan Agreement. Additionally, as of March 31, 2002, R 1 Franchise has been advanced $2,500,000 under the Financing Agreement.

The Final Order also approved a joint franchise marketing agreement between Ranch 1 and R 1 Franchise that provides for R 1 Franchise to be paid a commission equal to 50% of the initial franchise fees and area development fees generated from sales by R 1 Franchise of new Ranch * 1 franchises and area development rights during the period when Ranch 1 is operating under Chapter 11 bankruptcy protection. As of March 31, 2002, R 1 Franchise has been paid $140,000 in commissions under this franchise marketing agreement.

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

On May 1, 2002, in conjunction with the Plan, 100% of the equity of Ranch 1 is owned by R 1 Franchise, a wholly owned subsidiary of the Company. The outstanding amount under the Loan Agreement of $1,200,000 plus an additional $1,300,000 in cash was contributed to Ranch 1 as equity on May 1, 2002. As a result, the Company has assumed assets and liabilities under the Plan, including payments to the creditors of Ranch 1, comprised of the following: (i) an initial cash payment, after taking into account all class 1 creditors, to be finalized on the date each class 2 creditor has been determined to have an allowed claim;
(ii) a 5 year note in the aggregate amount of $2,250,000 to class 2 creditors; and (iii) a 7 year note in the aggregate amount of $575,000 to class 3 creditors.

RESULTS OF OPERATIONS

Total operating revenues for the three months ended March 31, 2002, decreased by $558,637 to $898,391 from $1,457,028 during the same three month period in 2001. This decrease in operating revenues is the result of the Company selling seven company-owned locations of the Concepts to third party franchisees during the nine month period April 1, 2001 until December 31, 2001 (the "2001 Store Sales"). Additionally, during 2001, a total of ten under-performing corporate-owned locations of the Concepts were closed in an effort to increase the Company's overall profitability, none of which were closed during the three month period ending March 31, 2001 (collectively, the "2001 Store Closures"). Royalty revenue decreased to $419,861 for the three months ended March 31, 2002 compared to $494,691 for the same period in 2001. Even though the Company has a greater number of franchised units in 2002, the decrease is attributable primarily to the sharing of royalties in Texas and Illinois under agreements entered into in the year ended December 31, 2001.

Cost of product sales decreased to $147,824 for the three months ended March 31, 2002, compared to $275,083 for the same three month period in 2001. This decrease is primarily the result of the 2001 Store Sales and the 2001 Store Closures whereby the Company reduced the number of its corporate-owned locations of the Concepts by a total of seventeen units during the period April 1, 2001 to December 31, 2001 as discussed in the preceding paragraph. However, the gross margin of store and product revenues decreased to approximately 56 % for the three months ended March 31, 2002, compared to approximately 60 % for the three months ended March 31, 2001. This decrease is attributable to the Company's revenues for the three months ending March 31, 2002 including a greater proportion of sales from lower margin raw materials and related supplies sold by its Tovali subsidiary to the franchisees and licensees of the Company's Concepts as the number of its corporate-owned units decreased to zero as of December 31, 2001.

Personnel costs decreased by $264,825 to $329,252 for the three months ended March 31, 2002, compared to $594,077 for the same three month period in 2001. This decrease in personnel costs is primarily attributable to the reduction in staff associated with the 2001 Store Sales and 2001 Store Closures detailed above, partially offset by an increase in the Company's corporate administrative staff to support the additional franchisees who purchased the former corporate-owned locations of the Concepts as part of the 2001 Store Sales.

Rent expense decreased by $204,800 to $84,861 for the three months ended March 31, 2002, compared to $289,661 for the same three month period of 2001. This decrease in rent expense during the three months ended March 31, 2002 is primarily the result of the Company selling a total of seven of its corporate-owned locations of the Concepts during the period from April 1, 2001 through December 31, 2001, and closing an additional ten under performing company-owned outlets of the Concepts during the same nine month period.

General and administrative expenses decreased by $109,828 to $227,959 for the three months ended March 31, 2002, compared to $337,787 for the same period of 2001. This decrease in general and administrative expenses is primarily attributable to the following items: (i) a decrease in travel expenses during the first three months of 2002 since the Company no longer had corporate owned locations scattered throughout the country to manage; (ii) a decrease in insurance, workers compensation, and related overhead expenses at the individual store level due to the Company no longer having corporate owed locations of the Concepts as of December 31, 2001; and (iii) a reduction in health insurance and related fringe benefits due to a reduction in the Company's number of employees from the 2001 Store Sales and 2001 Store Closures.

Total other income decreased by $233,378 to $16,750 for the three months ended March 31, 2002, compared to $250,128 for the same three month period of 2001. This decrease in other income for the three months ended March 31, 2002 is primarily due a non-recurring gain of $300,000 recorded in the first three months of 2001 from the sale of the Company's future royalties from the franchisees of its Concepts in the state of Illinois to Rilwala Foods, Inc., an area representative of the Company whose controlling principal is Haresh Shah, a current director of the Company. The above-referenced gain of $300,000 recorded during the first quarter of 2001 was partially offset by a combination of the following three items: (i) no loss on the sale of assets experienced during 2002 as the Company did not own any locations of the Concepts as of December 31, 2001; (ii) a reduction in interest expense during the first three months of 2002 due a reduction in the Company's overall level of indebtedness and historically low interest rates; and (iii) an increase in interest income during the first three months of 2002 resulting from an increased level of notes receivable arising from the 2001 Store Sales and the sale of various area representative agreements during the past year.

With no corporate-owned locations of the Concepts as of March 31, 2002, the Company's future operating profitability has become more dependent upon franchise and royalty revenue. Gross revenues should stabilize as the Company has completed its transition from corporate-owned locations to having all franchised locations of its Concepts. The Company will continue to attempt to grow its existing Concepts through the franchising of new locations and assisting franchisees in increasing volumes at their existing locations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's liquidity improved substantially compared to both December 31, 2001 and March 31, 2001. The Company's current ratio is 1.66 as of March 31, 2002, compared to 1.11 as of December 31, 2001 and 0.67 as of March 31, 2001. The improvement in the working capital and current ratio is due primarily to cash drawn on the Company's Financing Agreement for Ranch*1. The corresponding debt amount is classified as long-term.

The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months, including its obligations under Ranch * 1's Plan discussed above and its repayment obligations under the associated Financing Agreement. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution comprised of an $800,000 term note (the "Term Note") and a $200,000 revolving line of credit. During the first quarter of 2001, the Company entered into an agreement with the same national banking institution to increase the amount of its revolving line of credit from $200,000 to $500,000. Additionally, the Company is currently negotiating with the same national banking institution to increase its revolving line of credit by another $250,000. As of March 31, 2002, the balance outstanding under the Term Note is approximately $211,573 and approximately $492,911 is outstanding under the $500,000 revolving line of credit.

The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build-out and open those prospective stores.

During 2001, the Company continued to finance the sale of its corporate-owned locations by taking notes receivable from the buyers. Most of the notes are payable over three to five years. During the fourth quarter of 2001, the Company wrote-off approximately $900,000 of its notes receivable balance due primarily from franchisees due to uncollectibility, and established an additional reserve for uncollectibility against its remaining notes receivable balance of approximately $800,000. Notes receivable balances, after this allowance, totaled 3,386,021 at March 31, 2002. This practice of taking notes receivable and its recent experience with uncollectable note receivable balances has caused the Company to carefully manage its cash flows in order to maintain relationships with vendors and meet payments on its debt obligations. Since the Company has sold all of its corporate-owned locations, it does not anticipate an increase in notes receivable at levels commensurate with that of the past twelve to eighteen months.

Net cash used in operating activities was approximately $88,047 for the first three months of 2002, compared to net cash used in operating activities of $239,366 for the corresponding three month period of 2001. The primary sources of cash from operating activities during the first three months of 2002 causing this change are as follows: (i) net income of $117,319 during the first three months of 2002; and (ii) a decrease in trade and other accounts receivable of $73,056 during the same period as the Company has increased the collection efforts on its outstanding royalties and related receivables from franchisees. These sources of cash from operating activities during the first three months of 2002 were completely offset by the following uses of cash: (i) a decrease in accounts payable and accrued liabilities of $235,556 during the first three months of 2002 as the Company's continues to reduce its overall level of outstanding obligations; and (ii) a reduction in deferred franchise fee income of $30,000 during the first three months of 2002 as two new franchise units opened during the first quarter of 2002 where the initial franchise fee was paid in full during 2001.

Net cash used in investing activities was approximately $359,666 for the first three months of 2002, compared to net cash provided by investing activities of $62,530 during the comparable three month period of 2001. The primary reason for this decrease is the Company advancing Ranch * 1, Inc. $550,000 during the first quarter of 2002 under the Loan Agreement, partially offset by increased collections on the Company's notes receivable during the same period.

Net cash provided by financing activities for the first three months of 2002 was approximately $1,138,727, compared to net cash provided by financing activities of $99,056 during the same three month period of 2001. The primary reason for this increase was the Company borrowing an additional $1,300,000 under the Financing Agreement to funds its advances to Ranch * 1, Inc. during the first three months of 2002 discussed above, and to prepare for the closing of the acquisition of the grilled chicken chain on May 1, 2002.

The Company believes that it can effectively implement its growth plans for the current fiscal year's operations with the $1,000,000 credit facility, including the newly increased $500,000 revolving line of credit, discussed above. Nevertheless, in addition to current negotiations to increase its revolving line of credit to $750,000, the Company is seeking additional debt or equity financing from various sources, including investment banks, venture capitalists, and private investors, to fund future expansion and for potential future acquisitions.

The Company has never paid cash dividends on its common stock and does not anticipate a change in this policy in the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Factors that may affect the Company's future results are described in detail at pages 39-40 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. These factors include, without limitation, the effect of national and regional economic and market conditions in the U.S. where the Company franchises and operates store locations (including declining customer traffic in airports and regional shopping malls due to the weakening United States economy and the terrorist attacks of September 11, 2001), costs of labor and employee benefits, costs of marketing, the success or failure of marketing efforts, costs of food and non-food items used in the operation of the Company's stores, intensity of competition for locations and franchisees as well as customers, the Company's ability to negotiate favorable lease terminations with the applicable landlords for the locations covered by the 2001 Store Closures, perception of food safety, spending patterns and demographic trends, legal claims and litigation, the availability of financing for the Company and its franchisees at reasonable interest rates, the Company's ability to integrate the Ranch * 1 concept with its four existing brands, and legislation and governmental regulations affecting the Company's business. Many of these factors are beyond the Company's control. Due to the factors noted above and in the Company's Form 10-KSB for the year ended December 31, 2001, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

NONE - The Company is party to several pending legal proceedings involving primarily landlords and vendors, all of which are deemed by the management of the Company to be ordinary and routine litigation incidental to the business, and none of which is believed likely to have a material adverse effect on the Company, its financial position or operations. SEE LIQUIDITY AND CAPITAL RESOURCES - RISK FACTORS, in the Company's 2001 Form 10-KSB for additional information on the number and status of the legal proceedings involving landlords.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 OTHER INFORMATION

RANCH * 1 ACQUISITION:

On April 4, 2002, the Court formally executed and entered the Confirmation Order, thereby formally approving Ranch * 1's Plan and related Disclosure Statement. Due to the Confirmation Order being entered on April 4, 2002, the Company, through its R 1 Franchise subsidiary, owns one hundred percent (100%) of the reorganized Ranch * 1 and its wholly-owned subsidiaries effective May 1, 2002.

SUSPENSION OF DIVIDEND ON PREFERRED SHARES:

At its regular meeting in April, 2002, the Company's Board of Directors approved the suspension of the quarterly dividends payable on all three of the Company's outstanding classes of preferred stock effective December 1, 2001 until further notice. Since inception, the dividend on all three classes of the Company's preferred stock had been paid in shares of the Company's common stock. Simultaneous with the Board of Director's action, the holders of the Company's Series A, B, and C preferred stock each waived the cumulative feature of their preferred shares during this dividend suspension period.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

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

         3.3 Articles of Amendment to the Company's Articles of Incorporation filed December 28, 2000 Changing the Company's Name to Kahala Corp. and Creating the Series C Preferred Stock, incorporated by reference to the 2001 Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2002, File No. 0-30444.

         3.4 Articles of Amendment to the Company's Articles of Incorporation filed December 12, 2001 Adjusting the Conversion Ratio of the Company's Series A & B Preferred Stock, incorporated by reference to the 2001

                         Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2002, File No. 0-30444.

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

         10.14 Exclusive Master Development Agreement and Investment Agreement between Sports Group International, Inc. and Rilwala Group, Inc. dated November 1, 2000, incorporated by reference to the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001, File No. 000-30444.

         10.15 Debtor-In-Possession Loan and Security Agreement by and between R 1 Franchise Systems, L.L.C. and Ranch * 1, Inc (and its affiliated entities) dated July 5, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2001, File No. 000-30444.

         10.16 Final Order Entered by the United States Bankruptcy Court for the Southern District of New York Authorizing Ranch 1, Inc. (and its affiliated entities) to Obtain

                         Post-Petition Secured Financing Pursuant to Sections 364(C)(1), 364(C)(2) and 364(C)(3) of the Bankruptcy
                         Code, and Approving Joint Franchise Marketing Agreement, incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2001, File No. 000-30444.

         10.17 Memorandum of Agreement by and between Kahala Corp., R 1 Franchise Systems, L.L.C. (fka Ranch * 1 Acquisition, L.L.C.), and the RE&M Petersen Trust dated July 6, 2001, incorporated by reference to the 2001 Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2002, File No. 0-30444.

         10.18 Plan of Reorganization Jointly Proposed By The Debtors, The Official Committee of the Unsecured Creditors and R 1 Franchise Systems, LLC Filed With the United States Bankruptcy Court for the Southern District of New York, incorporated by reference to the 2001 Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2002, File No. 0-30444.

         10.19 First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization of Ranch * 1, Inc. and the Other Above-Captioned Debtors and Debtors-In-Possession Filed With the United States Bankruptcy Court for the Southern District of New York, incorporated by reference to the 2001 Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2002, File No. 0-30444.

         10.20 Continuing Royalty Fee Agreement by and between Kahala Corp., Malibu Smoothie Franchise Corp., Frullati Franchise Systems, Inc., Rollerz Franchise Systems, LLC, Tahi Mana, LLC, and R. B. Texas Collections, Inc. dated December 13, 2001, incorporated by reference to the 2001 Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2002, File No. 0-30444.

         10.21 Order Confirming Plan of Reorganization Jointly Filed by the Debtors, the Official Committee of Unsecured Creditors and R 1 Franchise Systems, L.L.C., incorporated by reference to the 2001 Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2002, File No. 0-30444.

         11* Computation of Per Share Earnings - Located in the March 31, 2002 Statement of Operations and footnote four to such financial statement filed herewith on page four and nine, respectively.

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


KAHALA CORP.
(Registrant)


By: /s/ Kevin Blackwell                                       Date: May 14, 2002
    ---------------------------------
    Kevin Blackwell
    President, CEO, and Director


By: /s/ David Guarino                                         Date: May 14, 2002
    ---------------------------------
    David Guarino
    Vice President, Chief Financial Officer, and Director
    (Principal Financial and Accounting Officer)