Form 10QSB
period 2002-06-30
KAHALA CORP/
filed 2002-08-19
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of August 14, 2002 was 22,317,875 shares.

                                  KAHALA CORP.

                           Quarter Ended June 30, 2002

                                   FORM 10-QSB

                                      INDEX


Part I - FINANCIAL INFORMATION.................................................2
  ITEM 1. FINANCIAL STATEMENTS.................................................2
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11

Part II - OTHER INFORMATION...................................................20
  ITEM 1. LEGAL PROCEEDINGS...................................................20
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................20
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................20
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................20
  ITEM 5. OTHER INFORMATION...................................................20
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................21

SIGNATURES....................................................................27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 and the Company's results of operations for the six and three months ended June 30, 2002 and 2001 and statement of cash flows for the six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

KAHALA CORP.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002 (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash                                                             $  1,804,817
  Trade and other accounts receivable, net of allowance                 534,426
  Inventories                                                           226,909
  Prepaid expenses and other assets                                     161,767
  Deferred income taxes                                                  96,782
  Notes receivable - current portion, net of allowance                  165,642
                                                                   ------------
     Total current assets                                             2,990,343

PROPERTY AND EQUIPMENT, net                                             628,824

LEASE DEPOSITS                                                          363,393

NOTES RECEIVABLE - less current portion                               2,547,930

GOODWILL, net of accumulated amortization of $439,484                11,175,770

DEFERRED INCOME TAXES                                                 1,127,778

                                                                   ------------

TOTAL ASSETS                                                       $ 18,834,038
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $    348,021
  Accrued liabilities                                                 1,208,493
  Line of credit                                                        589,015
  Notes payable - current portion                                       486,235
  Confirmed bankruptcy liabilities - current portion                    655,650
                                                                   ------------
     Total current liabilities                                        3,287,414

NOTES PAYABLE - long-term portion                                     3,422,299

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                  5,330,212

DEFERRED FRANCHISE FEE INCOME                                           711,028
                                                                   ------------
     Total liabilities                                               12,750,953
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value,
    575,000 shares designated, 575,000 issued                         5,750,000
  Series B preferred stock, $10.00 par value,
    650,000 shares designated, 650,000 issued                         6,500,000
  Series C preferred stock, $10.00 par value,
    160,000 shares designated, 160,000 issued                         1,600,000
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 22,317,875 issued and outstanding                        22,318
  Paid in capital                                                     6,640,787
  Accumulated deficit                                               (14,430,020)
                                                                   ------------
     Total stockholders' equity                                       6,083,085
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 18,834,038
                                                                   ============

KAHALA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
SIX AND THREE MONTHS ENDED JUNE 30, (UNAUDITED)

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                              ----------------------------    ----------------------------
                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
REVENUES:
  Net product and store sales                 $  1,013,368    $  1,283,431    $    676,838    $    597,242
  Franchise fees                                   479,532         397,250         369,532         169,500
  Royalties                                        974,625       1,136,018         554,764         641,327
  Rental income                                     67,200          86,797          35,200          38,399
                                              ------------    ------------    ------------    ------------
     Total revenues                              2,534,725       2,903,496       1,636,334       1,446,468
                                              ------------    ------------    ------------    ------------

EXPENSES:
  Cost of product sales                            419,974         535,475         272,150         260,392
  Personnel expenses                               894,206       1,247,190         564,954         653,113
  Rent                                             235,141         486,558         150,280         196,897
  Depreciation and amortization                     22,995         184,821          15,069          84,188
  General and administrative expenses              610,289         530,733         382,330         192,946
                                              ------------    ------------    ------------    ------------
      Total expenses                             2,182,605       2,984,777       1,384,783       1,387,536
                                              ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                            352,120         (81,281)        251,551          58,932
                                              ------------    ------------    ------------    ------------

OTHER (INCOME) AND EXPENSES
  Interest expense                                  58,888          70,025          38,441          32,348
  Interest income                                  (74,635)        (50,453)        (37,438)        (24,787)
  Gain on Sale of Royalty Stream                        --        (300,000)             --              --
  Gain on Sale of Assets                                --          79,674              --          41,813
                                              ------------    ------------    ------------    ------------

  Total other (income) expense                     (15,747)       (200,754)          1,003          49,374
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         367,867         119,473         250,548           9,558

INCOME TAX (BENEFIT) PROVISION                          --              --              --              --
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)                             $    367,867    $    119,473    $    250,548    $      9,558
                                              ============    ============    ============    ============

NET (LOSS) PER SHARE:
  Basic                                       $       0.02    $      (0.04)   $       0.01    $      (0.02)
                                              ============    ============    ============    ============

  Diluted                                     $       0.02    $      (0.04)   $       0.01    $      (0.02)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         22,317,875      14,468,458      22,317,875      15,367,973
                                              ============    ============    ============    ============

  Diluted                                       38,091,542      14,468,458      38,091,542      15,367,973
                                              ============    ============    ============    ============

KAHALA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, (UNAUDITED)

                                                                   2002           2001
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income (loss)                                            $   367,867    $   119,473
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                      22,995        184,821
  Loss (Gain) on sale of assets                                          --         79,674
  Changes in assets and liabilities (net of acquisiton):
    Trade and other accounts receivable                             107,185         34,152
    Inventories                                                     (11,978)        16,292
    Prepaids and other current assets                               (23,026)       (37,041)
    Accounts payable                                                (61,215)       (58,054)
    Accrued liabilities                                            (177,084)      (385,433)
    Deferred franchise fee income                                  (324,032)      (224,000)
                                                                -----------    -----------
          Net cash provided by (used in) operating activities       (99,288)      (270,116)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      --       (174,830)
Cash acquired in business acquistion                              1,493,961
Purchase of business                                             (1,300,000)
Financing of notes receivable                                      (550,000)            --
Collections on notes receivable                                     356,171        220,253
Proceeds from sale of property and equipment                             --        166,509
                                                                -----------    -----------
          Net cash provided by (used in)  investing activities          132        211,932
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit                               --        455,401
Proceeds from borrowings on notes payable                         1,300,000             --
Principal repayments on notes payable                              (338,739)      (337,385)
Payments on confirmed bankruptcy liabilities                        (58,556)      (110,254)
                                                                -----------    -----------
          Net cash provided by (used in) financing activities       902,705          7,762
                                                                -----------    -----------

INCREASE (DECREASE) IN CASH                                         803,549        (50,422)

CASH, BEGINNING OF PERIOD                                         1,001,268         99,885
                                                                -----------    -----------

CASH, END OF PERIOD                                             $ 1,804,817    $    49,463
                                                                ===========    ===========

KAHALA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)

                                                            2002          2001
                                                          --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $ 58,888      $ 40,429
                                                          ========      ========

  Income taxes paid                                       $     --      $     --
                                                          ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued as preferred stock dividends          $     --      $680,500
                                                          ========      ========

Sale of property & equipment under notes receivable       $     --      $468,176
                                                          ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of Kahala Corp. (the Company) as of June 30, 2002, including our results of operations for the six and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the six and three months ended June 30, 2002 and 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2001, including specifically the financial statements and notes to such financial statements contained therein.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surf City Acquisition Corp. II, Surf City Squeeze, Inc., Surf City Squeeze Franchise Corp., Kona Coast Provisions, Inc. ("Kona"), Malibu Smoothie Franchise Corp., Selman Systems, Inc. and its one operating subsidiary, Frullati Franchise Systems, Inc., Fru-Cor, Inc., Rollerz Franchise Systems, LLC, Tahi Mana, LLC, Tovali Products, LLC ("Tovali"), and R 1 Franchise Systems, LLC, and its operating subsidiary, Ranch
* 1, Inc., and its various subsidiaries acquired in the second quarter of 2002 ("Ranch"). All significant inter company accounts and transactions are eliminated.

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

GOODWILL: is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Beginning in the three months ended March 31,2002, the Company began applying the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards No.'s 142 GOODWILL AND OTHER INTANGIBLE ASSETS. As of January 1, 2002 the Company discontinued the practice of amortizing goodwill. The Company has unamortized goodwill of $11,175,700 that resulted from the acquisitions of Selman in 1999, Rollerz in 2000 and Ranch in 2002, which added $6,314,145. The Company performed the tests for impairment of the carrying value of goodwill for these three reporting units and has determined that no impairment existed at June 30, 2002. Amortization expense for the six month and three month periods ended June 30, 2001 was $139,502 and $69,751, respectively.

3. INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the periods ended June 30, 2002 and 2001 consisted of the following:

                                    SIX MONTHS ENDED       THREE MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                  ---------------------   ---------------------
                                     2002        2001        2002        2001
                                  ---------   ---------   ---------   ---------
Current tax (benefit) provision   $ 142,021   $  45,391   $  99,212   $   3,989
Deferred tax (benefit) provision   (142,021)    (45,391)    (99,212)     (3,989)
                                  ---------   ---------   ---------   ---------
Total income tax provision        $      -0-   $     -0-  $      -0-  $     -0-
                                  =========   =========   =========   =========

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends, if applicable, are subtracted from the net income to determine the amount available to common shareholders. See ITEM 5 OTHER INFORMATION - in April, 2002, the preferred shareholders agreed to suspend dividends indefinitely effective December 1 ,2001. Therefore, the calculation of the net income per share does not reflect a preferred dividend for the six months ended June 30, 2002 in arriving at the net income available to common shareholders. For the period ended June 30, 2002, warrants and options to purchase 3,015,000 common shares were not considered in the calculation for diluted earnings per share because the effect of their inclusion would be anti-dilutive. For the period ended June 30, 2001, preferred stock convertible to 15,766,667 common shares and warrants to purchase one million common shares were not considered in the calculation for diluted earnings per share because the effect of their inclusion would be anti-dilutive.

                                                       SIX MONTHS ENDED JUNE 30,
                                -----------------------------------------------------------------------
                                               2002                                  2001
                                ---------------------------------     ---------------------------------
                                 Income                     Per        Income                     Per
                                 (Loss)        Shares      share       (Loss)        Shares      share
                                ---------    ----------    ------     ---------    ----------    ------
Net (Loss) Income               $ 367,867                             $ 119,473
Preferred stock dividends              --                              (680,500)

BASIC EARNINGS PER SHARE

Income (Loss) available to
  common stockholders           $ 367,867    22,317,875    $ 0.02     $(561,027)   14,001,541    $(0.04)

Effect of dilutive securities                15,773,667                     N/A

DILUTED EARNINGS PER SHARE      $ 367,867    38,091,542    $ 0.01                                $(0.04)

                                                       THREE MONTHS ENDED JUNE 30,
                                -----------------------------------------------------------------------
                                               2002                                  2001
                                ---------------------------------     ---------------------------------
                                 Income                     Per        Income                     Per
                                 (Loss)        Shares      share       (Loss)        Shares      share
                                ---------    ----------    ------     ---------    ----------    ------
Net (Loss) Income               $ 250,548                             $   9,559
Preferred stock dividends              --                              (346,250)

BASIC EARNINGS PER SHARE

Income (Loss) available to
  common stockholders           $ 250,548    22,317,875    $ 0.01     $(336,931)   15,367,973    $(0.02)

Effect of dilutive securities                15,773,667                     N/A

DILUTED EARNINGS PER SHARE      $ 250,548    38,091,542    $ 0.01                                $(0.02)

5. ACQUISITION OF RANCH *1

In May 2002, the Company acquired Ranch *1, Inc and its wholly owned subsidiaries. In connection with this acquisition, the Company acquired the following assets and liabilities: (a) $1,493,961 in cash; (b) $208,223 in other current assets; (c) $1,679,693 in long-term assets other than goodwill, consisting primarily of seven corporate-owned Ranch *1 stores and notes receivable; (d) $6,314,145 in goodwill; (e) $5,075,000 in liabilities in accordance with the Bankruptcy Plan of Reorganization; (f) $874,024 in other liabilities and (g) $1,000,000 in deferred financing costs. The Bankruptcy Plan of Reorganization liabilities include: (i) an initial cash payment, calculated after taking in account all class 1 creditors, to be finalized on the date each class 2 creditor has been determined to have an allowed claim; (ii) a 5 year note in the aggregate amount of $2,250,000 payable to the class 2 creditors; and
(iii) a 7 year note in the aggregate amount of $575,000 payable to the class 3 creditors.

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

The Company has developed its business through the following acquisitions: (i) the Surf City Squeeze concept was acquired by the Company on March 15, 1999 through a reverse merger with Surf City Acquisition Corp. II ("SCAC"), with the transaction being accounted for as a recapitalization of SCAC, with SCAC as the acquirer; (ii) the Frullati Cafe and Bakery concept was acquired by the Company on May 21, 1999 through its acquisition of 100% of Selman Systems, Inc. ("Selman") (the Company also acquired eight individual Frullati Cafe & Bakery units through Selman's purchase of 100% of Fru-Cor, Inc. ("Fru-Cor") on July 7,
1999); (iii) the Rollerz concept was acquired during the second quarter of 2000 from a corporation owned and controlled by the Company's President and CEO (the "Rollerz Transaction"); and (iv) the Ranch * 1 grilled chicken concept was acquired by the Company during May, 2002 through its purchase of 100% of the reorganized Ranch * 1, Inc ("Ranch 1") as described in more detail below. See, RANCH * 1 FINANCING, PLAN OF REORGANIZATION, AND ACQUISITION, below. In addition to the above-mentioned acquisitions, the Company developed the Tahi Mana concept internally during 2000.

COMPANY OVERVIEW

The Company currently operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, Ranch * 1 and Tahi Mana brand names (collectively, the "Concepts"), juice bars, health food cafes, and quick service restaurants centered around chicken products that serve a combination of the following food products: blended fruit drinks and other hot and cold beverages, deli sandwiches (both hot and cold), gourmet rolled sandwiches, grilled chicken sandwiches, French fries, salads (both with and without chicken), soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings, street locations and health clubs throughout the United States, Canada, and select Middle Eastern and Pacific Rim countries. As of June 30, 2002, the Company, through its subsidiaries, has approximately 263 total locations of the Concepts, the majority of which are either franchised or licensed by third parties. Of the 263 total locations of the Concepts, 116 operate as Surf City Squeeze outlets, 92 operate as Frullati Cafe & Bakery outlets, 6 operate as Rollerz outlets, 48 operate as Ranch * 1 outlets, and 1 operates as a Tahi Mana outlet. As of June 30, 2002, 256 of the Company's outlets were owned and operated by third party franchisees or licensees, with the remaining seven locations owned and operated by the Company as corporate-owned locations. All of the Company's seven corporate-owned locations are Ranch * 1units. The Company also sells proprietary smoothie mixes, other nutrients and supplements, and various marketing and logo products to its franchisees and licensees through its wholly owned subsidiaries.

The stores operating under the Frullati Cafe and Bakery brand name are located primarily in shopping malls, airports and hospitals in the midwest, southwest, and southeastern United States. The average Frullati Cafe and Bakery store derives approximately 60% of its total revenue from blended fruit drinks and other beverage sales and approximately 40% from the sale of sandwiches, baked goods, soups, salads and other healthy food items. The stores operating under the Surf City Squeeze brand name are located in shopping malls and health clubs primarily in California, Arizona and Canada. The average Surf City store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, and nutrients and supplements that are added to the drinks. The stores operating under the Rollerz brand name are located in office buildings and shopping malls in Arizona, Texas, Illinois, New Jersey, and California. The average Rollerz store derives approximately 75% of its total revenues from gourmet rolled sandwiches, soups, salads, baked goods, and other healthy snacks and approximately 25% from the sale of blended fruit drinks and other beverage items. The stores operating under the Ranch * 1 brand name are located predominately in shopping malls, airports, and street retail locations throughout Manhattan, New York and the surrounding Tri-State area. The average Ranch * 1 store derives the majority of its total revenue from the sale of chicken products and the associated Ranch * 1

Famous French Fries, including grilled chicken sandwiches, salads, fajitas, chicken fingers, and chicken rice bowls. The store operating under the Tahi Mana brand name is located in a health club in Arizona. This Tahi Mana store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, nutrients and supplements that are added to the drinks or can be taken home, and healthy snacks. The Company is not currently actively promoting or further developing its Tahi Mana brand for multiple reasons set forth in detail in the Company's 2001 Form 10-KSB.

The Company derives its revenues primarily from area representative and development fees, initial franchise and license fees, ongoing royalty payments, sales from its company-owned stores, when applicable, and sales of nutritional and health food products and related items to its franchisees and licensees. The Company's long-term strategy is to operate primarily as a franchisor, and through strategic acquisitions and internal growth, to become one of the larger franchisors of juice bars, healthy food cafes, and other retail quick service food concepts in the United States and select international markets that include Canada, Europe, the Middle East, Australia, and certain Pacific Rim countries. The Company's recently completed acquisition of the Ranch * 1 grilled chicken concept discussed below is one such recently completed strategic acquisition in furtherance of the Company's long term strategy. The Company also plans to operate a limited number of company-owned stores in certain key markets where the stores can be geographically concentrated. To date, the Company has only identified the Phoenix, Arizona metropolitan area as an area where it will operate company-owned stores.

RANCH * 1 FINANCING, PLAN OF REORGANIZATION, AND ACQUISITION

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

On July 31, 2001, the U.S. Bankruptcy Court for the Southern District of New York entered a final order (the "Final Order") approving the Loan Agreement between Ranch 1 and R 1 Franchise. As of May 1, 2002, R 1 Franchise has advanced Ranch 1 $1,200,000 under the Loan Agreement. Additionally, as of June 30, 2002, R 1 Franchise has been advanced the entire $2,500,000 under the Financing Agreement.

The Final Order also approved a joint franchise marketing agreement between Ranch 1 and R 1 Franchise that provides for R 1 Franchise to be paid a commission equal to 50% of the initial franchise fees and area development fees generated from sales by R 1 Franchise of new Ranch * 1 franchises and area development rights during the period when Ranch 1 is operating under Chapter 11 bankruptcy protection. R 1 Franchise was paid a total of $50,000 in commissions under this franchise marketing agreement.

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

On February 14, 2002, the Court informally approved the Plan and related Disclosure Statement. A formal confirmation order was subsequently submitted to the Court (the "Confirmation Order"). On April 4, 2002, the Court formally executed and entered the Confirmation Order, thereby formally approving the Plan and related Disclosure Statement. Since the Court did not formally enter the Confirmation Order until April 4, 2002, the Plan and related Disclosure Statement are not effective until May, 2002.

Beginning in May, 2002, in conjunction with the Plan, 100% of the equity of Ranch 1 is owned by R 1 Franchise, a wholly owned subsidiary of the Company. The outstanding amount under the Loan Agreement of $1,200,000 plus an additional $1,550,000 in cash was contributed to Ranch 1 as equity. As a result, the Company has assumed assets and liabilities under the Plan, including payments to the creditors of Ranch 1, comprised of the following: (i) an initial cash payment, after taking into account all class 1 creditors, to be finalized on the date each class 2 creditor has been determined to have an allowed claim; (ii) a 5 year note in the aggregate amount of $2,250,000 to class 2 creditors; and
(iii) a 7 year note in the aggregate amount of $575,000 to class 3 creditors.

RESULTS OF OPERATIONS

Total operating revenues for the six months ended June 30, 2002 decreased by $368,771 to $2,534,725 from $2,903,496 during the same six month period in 2001. For the three months ended June 30, 2002, total operating revenues increased by $189,866 to $1,636,334 from $1,446,468 during the same period of 2001. This increase in operating revenues during the three months ended June 30, 2002 is due to the inclusion of the financial results of Ranch 1 from the date of acquisition to June 30, 2002 (hereinafter, the "Ranch Interim Period"), including the results of the seven corporate-owned Ranch *1 units. This increase was partially offset by the Company selling six company-owned locations of the Concepts, excluding Ranch * 1, to third party franchisees during the six month period July 1, 2001 until December 31, 2001 (the "2001 Store Sales"). Additionally, during 2001, a total of ten under-performing corporate-owned locations of the Concepts, excluding Ranch * 1, were closed in an effort to increase the Company's overall profitability, six of which were closed during the six month period ending June 30, 2001 (collectively, the "2001 Store Closures"). The decrease in operating revenues during the six months ended June 30, 2002 is due to the operating revenue for the six months ended June 30, 2001 including a non-recurring $300,000 of royalty income from a purchase closing in March, 2001 of the Company's future royalties from the franchisees of its Concepts, excluding Ranch
* 1, in the state of Illinois by Rilwala Foods, Inc., an area representative of the Company whose controlling principal is Haresh Shah, a current director of the Company ("Illinois Royalty Transaction").

Royalty revenue decreased to $974,625 for the six months ended June 30, 2002 compared to $1,136,018 for the same six month period in 2001. Royalty revenue decreased to $554,764 for the three months ended June 30, 2002, compared to $641,327 for the same three month period in 2001. Even though the Company has a greater number of franchised units in 2002, the decrease is attributable primarily to the sharing of royalties in Texas and under the Illinois Royalty Transaction for all of the Company's Concepts, except Ranch * 1, under royalty financing agreements entered into in the year ended December 31, 2001, and described in more detail in the Company's 2001 Form 10-KSB.

Cost of product sales decreased to $419,974 for the six months ended June 30, 2002, compared to $535,475 for the same six month period in 2001. For the three months ended June 30, 2002, cost of product sales were relatively unchanged at $272,150, compared to $260,392 for the same period of 2001. This decrease during the six months ended June 30, 2002 was primarily due to the 2001 Store Sales and the 2001 Store Closures whereby the Company reduced the number of its corporate-owned locations of the Concepts, excluding Ranch * 1, by a total of ten units during the period July 1, 2001 to December 31, 2001, as discussed in the preceding paragraph. This decrease was partially offset by the inclusion of the operating results the Company's newly acquired Ranch 1 division for the Ranch Interim Period in the Company's results for the six and three month periods ending June 30, 2002.

The gross margin of store and product revenues slightly increased to approximately 59% for the six months ended June 30, 2002, compared to approximately 58% for the six months ended June 30, 2001. Additionally, the gross margin of store and product revenues increased to approximately 60% for the three months ended June 30, 2002, compared to approximately 56% for the same three month period of 2001. These minimal increases in gross margin are attributable to the Company's revenues for the six and three months ending June 30, 2002 including the revenues from seven corporate-owned Ranch * 1 units during the Ranch Interim Period, where gross margins are routinely higher than the margins from raw materials and related supplies sold by the Company's Kona and Tovali subsidiaries to third party franchisees and licensees.

Personnel costs decreased by $352,984 to $894,206 for the six months ended June 30, 2002, compared to $1,247,190 for the same six month period in 2001. For the three months ended June 30, 2002, personnel costs decreased by $88,159 to $564,954, compared to $653,113 for the same three month period of 2001. These decreases in personnel costs are primarily attributable to the reduction in staff associated with the 2001 Store Sales and 2001 Store Closures detailed above, partially offset by the inclusion of the Ranch 1's financial results for the Ranch Interim Period and a slight increase in the Company's corporate administrative staff to support the additional franchisees who purchased the former corporate-owned locations of the Concepts as part of the 2001 Store Sales.

Rent expense decreased by $251,417 to $235,141 for the six months ended June 30, 2002, compared to $486,558 for the same six month period of 2001. For the three months ended June 30, 2002, rent expense decreased by $46,617 to $150,280, compared to $196,897 during the same three month period of 2001. These decreases in rent expense during the six and three months ended June 30, 2002 is primarily the result of the Company selling a total of six of its corporate-owned locations of the Concepts, excluding Ranch * 1, during the period from July 1, 2001 through December 31, 2001, and closing an additional ten under performing company-owned outlets of the Concepts during 2001.

General and administrative expenses increased by $79,556 to $610,289 for the six months ended June 30, 2002, compared to $530,733 for the same period of 2001. For the three months ended June 30, 2002, general and administrative expenses increased by $189,384 to $382,330, compared to only $192,946 during the same three month period of 2001. These increases in general and administrative expenses are primarily attributable to the following items: (i) an increase in travel expenses during the first six and three months of 2002 as the Company completed its acquisition of Ranch * 1, based in New York, and assumed ownership and operational responsibility of seven corporate-owned Ranch * 1 locations, four of which are located in New York; (ii) a increase in insurance, workers compensation, health insurance, fringe benefits, and related overhead expenses at the individual store level due to the Company now having seven corporate-owed Ranch * 1 locations as of June 30, 2002; and (iii) an increase in professional fees during the first six and three month periods of 2002 arising from the acquisition of Ranch * 1 directly from Chapter 11 bankruptcy.

Total other income decreased by $185,007 to $15,747 for the six months ended June 30, 2002, compared to $200,754 for the same six month period of 2001. This decrease in other income for the six months ended June 30, 2002 is primarily due a non-recurring gain of $300,000 recorded in the first three months of 2001 from the sale of the Company's future royalties from the franchisees of its Concepts, excluding Ranch * 1, in the state of Illinois to Rilwala Foods, Inc., an area representative of the Company whose controlling principal is Haresh Shah, a current director of the Company. The above-referenced gain of $300,000 recorded during the first quarter of 2001 was partially offset by a combination of the following three items: (i) no loss on the sale of assets experienced during 2002 as the Company did not own any locations of the Concepts as of December 31, 2001; (ii) a reduction in interest expense during the first six months of 2002 due a reduction in the Company's overall level of indebtedness and historically low interest rates; and (iii) an increase in interest income during the first six months of 2002 resulting from an increased level of notes receivable arising from the 2001 Store Sales and the sale of various area representative agreements during the past year. For the three month period ended June 30, 2002, total other expense decreased by $48,371 to $1,003, compared to total other expense of $49,374 during the same three month period of 2001. This decrease in total other expense during the three month period ended June 30, 2002 was a result of a combination of the following three items: (i) no loss on the sale of assets experienced during 2002 as the Company did not own any locations of the Concepts as of December 31, 2001; (ii) a reduction in interest expense during the three months ended June 30, 2002 due to a reduction in the Company's overall level of indebtedness and historically low interest rates; and (iii) an increase in interest income during the three months ended June 30, 2002 resulting from an increased level of notes receivable arising from the 2001 Store Sales and the sale of various area representative agreements during the past year.

With only seven corporate-owned locations of the Concepts as of June 30, 2002, all of which were recently acquired as part of the Ranch * 1 acquisition, the Company's future operating profitability has become more dependent upon franchise and royalty revenue. It is the Company's intention to sell all seven of these corporate-owned Ranch * 1 outlets to third party franchisees over the next 12 months. Once these seven Ranch * 1 outlets are sold to third party franchisee, gross revenues should stabilize as the Company will have completed its transition from corporate-owned locations to having all franchised locations of its Concepts. The Company will continue to attempt to grow its existing Concepts through the franchising of new locations and assisting franchisees in increasing volumes at their existing locations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's liquidity declined compared to March 31, 2002 and December 31, 2001, but improved as compared to June 30, 2001. The Company's current ratio is 0.91 as of June 30, 2002, compared to 1.66 as of March 31, 2002, 1.11 as of December 31, 2001 and 0.77 as of June 30, 2001. The recent reduction in the working capital and current ratio is due primarily to the completion of the Company's acquisition of Ranch * 1, including the assumption of certain bankruptcy related obligations under the Plan, offset by the cash drawn on the Company's Financing Agreement for Ranch *1.

The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months, including its obligations under Ranch * 1's Plan discussed above and its repayment obligations under the associated Financing Agreement. As of June 30, 2002, the balance outstanding under the Ranch * 1 Financing Agreement was $2,450,000. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution comprised of an $800,000 term note (the "Term Note") and a $200,000 revolving line of credit. During the first quarter of 2001, the Company entered into an agreement with the same national banking institution to increase the amount of its revolving line of credit from $200,000 to $500,000. Additionally, the Company is currently negotiating with the same national banking institution to increase its revolving line of credit by another $250,000. As of June 30, 2002, the balance outstanding under the Term Note is approximately $112,447 and approximately $492,015 is outstanding under the $500,000 revolving line of credit.

The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build-out and open those prospective stores.

During 2001, the Company continued to finance the sale of its corporate-owned locations by taking notes receivable from the buyers. Most of the notes are payable over three to five years. During the fourth quarter of 2001, the Company wrote-off approximately $900,000 of its notes receivable balance due primarily from franchisees due to uncollectibility, and established an additional reserve for uncollectibility against its remaining notes receivable balance of approximately $800,000. Notes receivable balances, after this allowance, totaled 2,713,572 at June 30, 2002. This practice of taking notes receivable and its recent experience with uncollectable note receivable balances has caused the Company to carefully manage its cash flows in order to maintain relationships with vendors and meet payments on its debt obligations. Since the Company has sold the majority of its corporate-owned locations, it does not anticipate an increase in notes receivable at levels commensurate with that of the past twelve to eighteen months.

Net cash used in operating activities was approximately $99,288 for the first six months of 2002, compared to net cash used in operating activities of $270,116 for the corresponding six month period of 2001. The primary sources of cash from operating activities during the first six months of 2002 causing this change are as follows: (i) net income of $367,867 during the first six months of 2002; and (ii) a decrease in trade and other accounts receivable of $107,185 during the same six month period of 2002 as the Company has increased the collection efforts on its outstanding royalties and related receivables from franchisees. These sources of cash from operating activities during the first six months of 2002 were completely offset by the following uses of cash: (i) a decrease in accounts payable and accrued liabilities of $238,299 during the first six months of 2002 as the Company's continues to reduce its overall level of outstanding obligations; and (ii) a reduction in deferred franchise fee income of $324,032 during the first six months of 2002 as multiple new franchise units opened during the first six months of 2002 where the initial franchise fee or area representative fee was paid during 2001.

Net cash provided by investing activities was approximately $132 for the first six months of 2002, compared to net cash provided by investing activities of $211,932 during the comparable six month period of 2001. The primary reasons for this decrease are as follows: (i) the Company advancing Ranch * 1, Inc. $550,000 during the first six months of 2002 under the Loan Agreement; and (ii) the Company contributing as equity $1,300,000 to Ranch * 1, Inc. as part of its acquisition completed in May, 2002. These uses of cash were completely offset by the following: (i) $1,493,961 in cash received by the Company during the first six months of 2002 that was held by Ranch * 1, Inc. on the date the Company's acquisition was completed; and (ii) an overall increase in the collections on the Company's notes receivable during the same period.

Net cash provided by financing activities for the first six months of 2002 was approximately $902,705, compared to net cash provided by financing activities of $7,762 during the same six month period of 2001. The primary reason for this increase was the Company borrowing an additional $1,300,000 under the Financing Agreement during the first six months of 2002 to fund its advances and ultimate equity contribution to Ranch * 1, Inc. as part of the Loan Agreement and subsequent completed acquisition of the grilled chicken chain in May, 2002.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

RANCH * 1 ACQUISITION:

On April 4, 2002, the Court formally executed and entered the Confirmation Order, thereby formally approving Ranch * 1's Plan and related Disclosure Statement. Due to the Confirmation Order being entered on April 4, 2002, the Company, through its R 1 Franchise subsidiary, owns one hundred percent (100%) of the reorganized Ranch * 1 and its wholly-owned subsidiaries effective May, 2002.

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

INDEPENDENT DIRECTOR RESIGNATION:

On August 2, 2002, Philip Trimbach, an independent director since December 12, 2001, resigned from the Company's Board of Directors. In his resignation notice furnished to the Company, Mr. Trimbach noted that his resignation from the Company's Board of Directors was solely for personal reasons, and was not a result of any direct or indirect disagreement with the Company on any matter relating to the Company's operations, policies or practices. The Company plans to fill the vacancy on its Board of Directors left by Mr. Trimbach's resignation at its next annual meeting of shareholders in December, 2002.

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

               11* Computation of Per Share Earnings - Located in the June 30, 2002 Statement of Operations and footnote four to such financial statement filed herewith on page four and nine, respectively.

               21 Subsidiary Information. (See Chart), incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

               99.1* Certification of Chief Executive Officer to June 30, 2002 Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2* Certification of Chief Financial Officer to June 30, 2002 Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          ----------
          * Filed herewith.

     (b)  Reports on Form 8-K

On May 16, 2002, the Company filed a Current Report on Form 8-K to report under
Item 2 the acquisition of one hundred percent (100%) of the equity of the reorganized Ranch * 1, Inc. and its wholly-owned subsidiaries. The Company intends to file an amendment to this Current Report on Form 8-K to include the required Supplementary Consolidated Financial Statements required under the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAHALA CORP.
(Registrant)


By: /s/ Kevin Blackwell                           Date: August 19, 2002
    -----------------------------------
    Kevin Blackwell
    President, CEO, and Director


By: /s/ David Guarino                             Date: August 19, 2002
    -----------------------------------
    David Guarino
    Vice President, Chief Financial Officer, and Director
    (Principal Financial and Accounting Officer)