Form 10QSB
period 2002-09-30
KAHALA CORP/
filed 2002-11-14
CIK 1072119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______


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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 per value per share, as of November 14, 2002 was 22,317,875 shares.

                                  KAHALA CORP.

                        Quarter Ended September 30, 2002

                                   FORM 10-QSB

                                      INDEX


Part I - FINANCIAL INFORMATION.................................................2

     ITEM 1.   FINANCIAL STATEMENTS............................................2

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......11

     ITEM 3.   CONTROLS AND PROCEDURES........................................19

Part II - OTHER INFORMATION...................................................20

     ITEM 1.   LEGAL PROCEEDINGS..............................................20

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS......................20

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES................................20

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............20

     ITEM 5.   OTHER INFORMATION..............................................20

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................22

SIGNATURES....................................................................29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and applicable items of Regulation S-B, and in the opinion of management, contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002 and the Company's results of operations for the nine and three months ended September 30, 2002 and 2001 and statement of cash flows for the nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

KAHALA CORP.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2002 (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                             $    919,917
  Trade and other accounts receivable, net of allowance                 428,983
  Inventories                                                           227,173
  Prepaid expenses and other assets                                     112,248
  Deferred income taxes                                                  96,782
  Notes receivable - current portion, net of allowance                  903,626
                                                                   ------------
     Total current assets                                             2,688,729

PROPERTY AND EQUIPMENT, net                                             573,378

LEASE DEPOSITS                                                          363,391

NOTES RECEIVABLE - less current portion                               3,392,312

GOODWILL, net of accumulated amortization of $718,490                11,175,770

DEFERRED INCOME TAXES                                                 1,127,778
                                                                   ------------

TOTAL ASSETS                                                       $ 19,321,358
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    247,418
  Accrued liabilities                                                   990,749
  Line of credit                                                        589,015
  Notes payable - current portion                                       222,402
  Confirmed bankruptcy liabilities - current portion                    987,345
                                                                   ------------
     Total current liabilities                                        3,036,929

NOTES PAYABLE - long-term portion                                     3,489,004

CONFIRMED BANKRUPTCY LIABILITIES - long term portion                  3,826,212

DEFERRED FRANCHISE FEE INCOME                                         2,612,028
                                                                   ------------
     Total liabilities                                               12,964,173
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $10.00 par value,
    575,000 shares designated, 575,000 issued                         5,750,000
  Series B preferred stock, $10.00 par value,
    650,000 shares designated, 650,000 issued                         6,500,000
  Series C preferred stock, $10.00 par value,
    160,000 shares designated, 160,000 issued                         1,600,000
  Common stock, $.001 par value, 100,000,000
    shares authorized, 22,317,875 issued and outstanding                 22,318
  Paid in capital                                                     6,640,787
  Accumulated deficit                                               (14,155,920)
                                                                   ------------
     Total stockholders' equity                                       6,357,185
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,321,358
                                                                   ============

KAHALA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
NINE AND THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

                                                   Nine Months Ended               Three Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
REVENUES:
  Net product and store sales                 $  1,749,125    $  1,871,465    $    735,757    $    588,034
  Franchise fees                                   950,532         589,750         471,000         192,500
  Royalties                                      1,693,507       1,676,611         718,883         540,593
  Rental income                                     97,800         123,397          30,600          36,600
                                              ------------    ------------    ------------    ------------
     Total revenues                              4,490,964       4,261,223       1,956,240       1,357,727
                                              ------------    ------------    ------------    ------------

EXPENSES:
  Cost of product sales                            735,553         722,140         315,579         186,665
  Personnel expenses                             1,599,718       1,756,865         705,512         509,675
  Rent                                             521,499         669,428         286,359         182,870
  Depreciation and amortization                     42,806         291,179          19,810         106,358
  General and administrative expenses              998,452         964,189         388,163         433,456
                                              ------------    ------------    ------------    ------------
     Total expenses                              3,898,028       4,403,801       1,715,423       1,419,024
                                              ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                            592,936        (142,578)        240,817         (61,297)
                                              ------------    ------------    ------------    ------------

OTHER (INCOME) AND EXPENSES
  Interest expense                                 139,156         113,535          80,269          43,510
  Interest income                                 (188,186)        (88,750)       (113,551)        (38,297)
  Loss (Gain) on Sale of Royalty Stream                 --        (300,000)             --              --
  Loss (Gain) on Sale of Assets                         --           7,225              --         (72,449)
                                              ------------    ------------    ------------    ------------

     Total other (income) expense                  (49,030)       (267,990)        (33,282)        (67,236)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         641,966         125,412         274,099           5,939

INCOME TAX (BENEFIT) PROVISION                          --              --              --              --
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)                             $    641,966    $    125,412    $    274,099    $      5,939
                                              ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE:
  Basic                                       $       0.03    $      (0.06)   $       0.01    $      (0.02)
                                              ============    ============    ============    ============
  Diluted                                     $       0.02    $      (0.06)   $       0.01    $      (0.02)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         22,317,875      15,476,514      22,317,875      17,466,799
                                              ============    ============    ============    ============
  Diluted                                       38,092,320      15,476,514      38,092,320      17,466,799
                                              ============    ============    ============    ============

KAHALA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

                                                                    2002            2001
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                             $    641,966    $    125,412
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                       42,806         250,890
  Loss (Gain) on sale of assets                                           --           7,225
  Changes in assets and liabilities (net of acquisiton):
    Trade and other accounts receivable                              462,623         280,839
    Inventories                                                      (12,240)        (20,844)
    Prepaids and other current assets                                 26,494         (25,201)
    Accounts payable                                                (161,818)        (22,271)
    Accrued liabilities                                             (394,828)       (389,009)
    Deferred franchise fee income                                   (348,032)       (385,000)
                                                                ------------    ------------
          Net cash provided by (used in) operating activities        256,973        (177,959)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (164,365)       (176,525)
  Cash acquired in business acquistion                             1,493,963              --
  Purchase of business                                            (1,550,000)             --
  Financing of notes receivable                                     (550,000)       (500,000)
  Collections on notes receivable                                    698,806         280,459
  Proceeds from sale of property and equipment                       200,000         216,508
                                                                ------------    ------------
          Net cash provided by (used in) investing activities        128,404        (179,558)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                              --         458,140
  Proceeds from borrowings on notes payable                        1,300,000         500,000
  Principal repayments on notes payable                             (535,867)       (495,901)
  Payments on confirmed bankruptcy liabilities                    (1,230,861)       (178,830)
                                                                ------------    ------------
          Net cash provided by (used in) financing activities       (466,728)        283,409
                                                                ------------    ------------

INCREASE (DECREASE) IN CASH                                          (81,351)        (74,108)

CASH, BEGINNING OF PERIOD                                          1,001,268          99,885
                                                                ------------    ------------

CASH, END OF PERIOD                                             $    919,917    $     25,777
                                                                ============    ============

KAHALA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION:                        2002          2001
                                                        ----------    ----------
  Interest paid                                         $  139,156    $  111,567
                                                        ==========    ==========

  Income taxes paid                                     $       --    $       --
                                                        ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued as preferred stock dividends        $       --    $1,026,750
                                                        ==========    ==========

Sale of property & equipment under notes receivable     $   90,000    $  493,176
                                                        ==========    ==========

Notes Receivable on Deferred Revenue                    $1,925,000    $       --
                                                        ==========    ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of Kahala Corp. (the "Company") as of September 30, 2002, including our results of operations for the nine and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the nine and three months ended September 30, 2002 and 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2001, including specifically the financial statements and notes to such financial statements contained therein.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surf City Acquisition Corp. II, Surf City Squeeze, Inc., Surf City Squeeze Franchise Corp., Kona Coast Provisions, Inc. ("Kona"), Malibu Smoothie Franchise Corp., Selman Systems, Inc. ("Selman") and its one operating subsidiary, Frullati Franchise Systems, Inc., Fru-Cor, Inc., Rollerz Franchise Systems, LLC, Tahi Mana, LLC, Tovali Products, LLC ("Tovali"), and R 1 Franchise Systems, LLC, and its operating subsidiary, Ranch * 1, Inc., and its various subsidiaries acquired in the second quarter of 2002 ("Ranch * 1"). All significant inter company accounts and transactions are eliminated.

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

GOODWILL: is recorded for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Beginning in the three months ended March 31,2002, the Company began applying the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards No.'s 142 GOODWILL AND OTHER INTANGIBLE ASSETS. As of January 1, 2002 the Company discontinued the practice of amortizing goodwill. The Company has unamortized goodwill of $11,175,700 that resulted from the acquisitions of Selman in 1999, Rollerz in 2000, and Ranch * 1 in 2002, which alone added $6,314,145. The Company performed the tests for impairment of the carrying value of goodwill for these three reporting units and has determined that no impairment existed at September 30, 2002. Amortization expense for the nine month and three month periods ended September 30, 2001 was $166,181 and $55,393, respectively.

3. INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the periods ended September 30, 2002 and 2001 consisted of the following:

                                      NINE MONTHS ENDED          THREE MONTHS ENDED
                                          SEPT. 30,                  SEPT. 30,
                                    ----------------------     ----------------------
                                      2002         2001          2002         2001
                                    ---------    ---------     ---------    ---------
Current tax (benefit) provision     $ 256,786    $  50,308     $ 109,639    $   4,377
Deferred tax (benefit) provision     (256,786)     (50,308)     (109,639)      (4,377)
                                    ---------    ---------     ---------    ---------
Total income tax provision          $     -0-    $     -0-     $     -0-    $     -0-
                                    =========    =========     =========    =========

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends, if applicable, are subtracted from the net income to determine the amount available to common shareholders. See ITEM 5 OTHER INFORMATION - in April, 2002, the preferred shareholders agreed to suspend dividends indefinitely effective December 1, 2001. Therefore, the calculation of the net income per share does not reflect a preferred dividend for the nine months ended September 30, 2002 in arriving at the net income available to common shareholders. For the period ended September 30, 2002, warrants and options to purchase 3,015,000 common shares were not considered in the calculation for diluted earnings per share because the effect of their inclusion would be anti-dilutive. For the period ended September 30, 2001, preferred stock convertible to 15,766,667 common shares and warrants to purchase one million common shares were not considered in the calculation for diluted earnings per share because the effect of their inclusion would be anti-dilutive.

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------------------------------------------------
                                                2002                                      2001
                                --------------------------------------   ---------------------------------------
                                  Income                      Per          Income                       Per
                                  (Loss)       Shares        share         (Loss)        Shares        share
                                ----------   -----------   -----------   -----------   -----------   -----------
Net Income                      $  641,966                               $   125,412
Preferred stock dividends               --                                (1,026,750)

BASIC EARNINGS PER SHARE

Income (Loss) available to
  common  stockholders          $  641,966    22,317,875      $ 0.03     $  (901,338)   15,476,514      $(0.06)

Effect of dilutive securities                 15,774,445      $(0.01)            N/A

DILUTED EARNINGS PER SHARE      $  641,966    38,092,320      $ 0.02                                    $(0.06)

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------------------------------------------------
                                                2002                                      2001
                                --------------------------------------   ---------------------------------------
                                  Income                      Per          Income                       Per
                                  (Loss)       Shares        share         (Loss)        Shares        share
                                ----------   -----------   -----------   -----------   -----------   -----------
Net Income                      $  274,099                               $     5,940
Preferred stock dividends               --                                  (346,250)

BASIC EARNINGS PER SHARE

Income (Loss) available to
  common stockholders           $  274,099    22,317,875      $ 0.01     $  (340,310)   17,466,799      $(0.02)

Effect of dilutive securities          N/A    15,774,445                         N/A

DILUTED EARNINGS PER SHARE      $  274,099    38,092,320      $ 0.01                                    $(0.02)

5. ACQUISITION OF RANCH * 1

In May 2002, the Company acquired Ranch *1, Inc and its wholly owned subsidiaries. In connection with this acquisition, the Company acquired the following assets and liabilities: (a) $1,493,961 in cash; (b) $208,223 in other current assets; (c) $1,679,693 in long-term assets other than goodwill, consisting primarily of seven corporate-owned Ranch * 1 stores and notes receivable primarily from franchisees; (d) $6,314,145 in goodwill; (e) $5,075,000 in liabilities in accordance with the Bankruptcy Plan of Reorganization; (f) $874,024 in other liabilities; and (g) $1,000,000 in deferred financing costs. The Bankruptcy Plan of Reorganization liabilities include: (i) an initial cash payment, calculated after taking into account all class 1 creditors, to be finalized on the date each class 2 creditor has been determined to have an allowed claim; (ii) a 5 year note in the aggregate amount of $2,250,000 payable to the class 2 creditors; and (iii) a 7 year note in the aggregate amount of $575,000 payable to the class 3 creditors.

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

COMPANY OVERVIEW

The Company currently operates and franchises, under the Frullati Cafe and Bakery, Surf City Squeeze, Rollerz, Ranch * 1 and Tahi Mana brand names (collectively, the "Concepts"), juice bars, health food cafes, and quick service restaurants centered around chicken products that serve a combination of the following food products: blended fruit drinks and other hot and cold beverages, deli sandwiches (both hot and cold), gourmet rolled sandwiches, grilled and fried chicken sandwiches, French fries, salads (both with and without chicken), soups, baked goods, healthy snacks, and nutritional supplements in shopping malls, airports, medical centers, office buildings, street locations and health clubs throughout the United States, Canada, and select Middle Eastern and Pacific Rim countries. As of September 30, 2002, the Company, through its subsidiaries, has approximately 257 total locations of the Concepts, the majority of which are either franchised or licensed by third parties. Of the 257 total locations of the Concepts, 117 operate as Surf City Squeeze outlets, 89 operate as Frullati Cafe & Bakery outlets, 6 operate as Rollerz outlets, 44 operate as Ranch * 1 outlets, and 1 operates as a Tahi Mana outlet. As of September 30, 2002, 252 of the Company's outlets were owned and operated by third party franchisees or licensees, with the remaining five locations owned and operated by the Company as corporate-owned locations. All of the Company's five corporate-owned locations are Ranch * 1 units. The Company also sells proprietary smoothie mixes, other nutrients and supplements, and various marketing and logo products to its franchisees and licensees through its wholly owned subsidiaries.

The stores operating under the Frullati Cafe and Bakery brand name are located primarily in shopping malls, airports and hospitals in the midwest, southwest, and southeastern United States. The average Frullati Cafe and Bakery store derives approximately 60% of its total revenue from blended fruit drinks and other beverage sales and approximately 40% from the sale of sandwiches, baked goods, soups, salads and other healthy food items. The stores operating under the Surf City Squeeze brand name are located in shopping malls and health clubs primarily in California, Arizona and Canada. The average Surf City store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, and nutrients and supplements that are added to the drinks. The stores operating under the Rollerz brand name are located in office buildings and shopping malls in Arizona, Texas, Illinois, New Jersey, and California. The average Rollerz store derives approximately 75% of its total revenues from gourmet rolled sandwiches, soups, salads, baked goods, and other healthy snacks and approximately 25% from the sale of blended fruit drinks and other beverage items. The stores operating under the Ranch * 1 brand name are located predominately in shopping malls, airports, and street retail locations throughout Manhattan, New York and the surrounding Tri-State area. The average Ranch * 1 store derives the majority of its total revenue from the sale of grilled and fried chicken products and the associated Ranch * 1 Famous French

Fries, including grilled and fried chicken sandwiches, salads, fajitas, chicken fingers, and chicken rice bowls. The store operating under the Tahi Mana brand name is located in a health club in Arizona. This Tahi Mana store derives the majority of its revenue from the sale of blended fruit drinks and other beverages, nutrients and supplements that are added to the drinks or can be taken home, and healthy snacks. The Company is not currently actively promoting or further developing its Tahi Mana brand for multiple reasons set forth in detail in the Company's 2001 Form 10-KSB.

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

RANCH * 1 FINANCING, PLAN OF REORGANIZATION, AND ACQUISITION

Ranch * 1, Inc., through its wholly owned subsidiaries, owns and operates and franchises Ranch * 1 quick service restaurants that specialize in the sale of grilled and fried chicken sandwiches and other grilled and fried chicken products, Ranch * 1 famous fries, and other food and beverage items. Currently, there are 44 Ranch * 1 restaurants operating in 12 states, the District of Columbia, and Taiwan, of which 39 are franchised to third parties and the remaining five are corporately owned. On July 3, 2001, Ranch * 1, Inc. and each of its wholly owned subsidiaries (collectively, "Ranch 1") filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.

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

RESULTS OF OPERATIONS

Total operating revenues for the nine months ended September 30, 2002 increased by $229,741 to $4,490,964 from $4,261,223 during the same nine month period in 2001. For the three months ended September 30, 2002, total operating revenues increased by $598,513 to $1,956,240 from $1,357,727 during the same period of 2001. These increases in operating revenues during the nine and three months ended September 30, 2002 is due to the inclusion of the financial results of Ranch 1 from its May, 2002 date of acquisition by the Company to September 30, 2002 (hereinafter, the "Ranch Interim Period"), including the results of several corporate-owned Ranch *1 units. This increase was partially offset by the Company selling a total of eleven company-owned locations of the Concepts, excluding Ranch * 1, to third party franchisees during 2001 (the "2001 Store Sales"). Additionally offsetting this increase in total operating revenue, during 2001, a total of ten under-performing corporate-owned locations of the

Concepts, excluding Ranch * 1, were closed in an effort to increase the Company's overall profitability, six of which were closed during the nine month period ending September 30, 2001 (collectively, the "2001 Store Closures").

Royalty revenue slightly increased to $1,693,507 for the nine months ended September 30, 2002 compared to $1,676,611 for the same nine month period in 2001. Royalty revenue increased to $718,883 for the three months ended September 30, 2002, compared to $540,593 for the same three month period in 2001. These increases in royalty revenue during both the nine and three month periods ending September 30, 2002 are primarily attributable to the inclusion of Ranch 1's operating results for the Ranch Interim Period, partially offset by the sharing of royalties in Texas and Illinois for all of the Company's Concepts, except Ranch * 1, under royalty financing agreements entered into in the year ended December 31, 2001, and described in more detail in the Company's 2001 Form 10-KSB.

Cost of product sales increased to $735,553 for the nine months ended September 30, 2002, compared to $722,140 for the same nine month period in 2001. For the three months ended September 30, 2002, cost of product sales increased to $315,579, compared to $186,665 for the same period of 2001. These increases in the cost of product sales are primarily due to the inclusion of the operating results the Company's newly acquired Ranch 1 division for the Ranch Interim Period in the Company's results for the nine and three month periods ending September 30, 2002.

Personnel costs decreased by $157,147 to $1,599,718 for the nine months ended September 30, 2002, compared to $1,756,865 for the same nine month period in 2001. For the three months ended September 30, 2002, personnel costs increased by $195,837 to $705,512, compared to $509,675 for the same three month period of 2001. The decrease in personnel costs during the nine months ended September 30, 2002 is primarily attributable to the reduction in staff associated with the 2001 Store Sales and 2001 Store Closures detailed above, partially offset by the inclusion of Ranch 1's financial results for the Ranch Interim Period and a slight increase in the Company's corporate administrative staff to support the additional franchisees who purchased the former corporate-owned locations of the Concepts as part of the 2001 Store Sales. The increase in personnel costs during the three months ended September 30, 2002 is primarily due to Ranch 1's financial results from the Ranch Interim Period being included in the Company's results, with Ranch 1 having a fully staffed office in New York, New York during this time period.

Rent expense decreased by $147,929 to $521,499 for the nine months ended September 30, 2002, compared to $669,428 for the same nine month period of 2001. For the three months ended September 30, 2002, rent expense increased by $103,489 to $286,359, compared to $182,870 during the same three month period of 2001. The decrease in rent expense during the nine months ended September 30, 2002 is primarily the result of the Company selling a total of eleven of its corporate-owned locations of the Concepts, excluding Ranch * 1, during 2001 and closing an additional ten under performing company-owned outlets of the Concepts during 2001, partially offset by the inclusion of Ranch 1's financial results for the Ranch Interim Period. The increase in rent expense during the three months ended September 30, 2002 is primarily due to Ranch 1's financial results from the Ranch Interim Period being included in the Company's results, including the rent for all of the Ranch 1 corporate stores discussed above.

General and administrative expenses slightly increased by $34,263 to $998,452 for the nine months ended September 30, 2002, compared to $964,189 for the same period of 2001. For the three months ended September 30, 2002, general and administrative expenses decreased by $45,293 to $388,163, compared to $433,456 during the same three month period of 2001. The increase in general and administrative expenses during the first nine months of 2002 is primarily attributable to the following items: (i) an increase in travel expenses during the first nine months of 2002 as the Company completed its acquisition of Ranch
* 1, based in New York, and assumed ownership and operational responsibility of the corporate-owned Ranch * 1 locations, some of which are located in New York;
(ii) a increase in insurance, workers compensation, health insurance, fringe benefits, and related overhead expenses at the individual store level due to the Company now having five corporate-owed Ranch * 1 locations as of September 30, 2002; and (iii) an increase in professional fees during the first nine month periods of 2002 arising from the acquisition of Ranch * 1 directly from Chapter 11 bankruptcy. The decrease in general and administrative expenses during the three months ended September 30, 2002 is primarily attributable to a reduction in professional fees during this three month period since the acquisition of Ranch * 1 directly from Chapter 11 bankruptcy was completed in May, 2002.

Total other income decreased by $218,960 to $49,030 for the nine months ended September 30, 2002, compared to $267,990 for the same nine month period of 2001. This decrease in other income for the nine months ended September 30, 2002 is primarily due a non-recurring gain of $300,000 recorded in the first three months of 2001 from the sale of the Company's future royalties from the franchisees of its Concepts, excluding Ranch * 1, in the state of Illinois to Rilwala Foods, Inc., an area representative of the Company whose controlling principal is Haresh Shah, a current director of the Company. The above-referenced gain of $300,000 recorded during the first quarter of 2001 was partially offset by a combination of the following items: (i) no losses on the sale of assets were experienced during 2002 as the Company did not own any locations of the Concepts as of December 31, 2001; and (ii) an increase in interest income during the first nine months of 2002 resulting from an increased level of notes receivable arising from the 2001 Store Sales, note receivable acquired as part of the Ranch 1 acquisition, and the sale of various area representative agreements during the past year which had a portion of their purchase price represented by a promissory note. For the three month period ended September 30, 2002, total other income decreased by $33,954 to $33,282, compared to total other income of $67,236 during the same three month period of 2001. This decrease in total other income during the three month period ended September 30, 2002 was a result of a combination of the following three items:
(i) no gain on the sale of assets was experienced during 2002 as the Company did not own any locations of the Concepts as of December 31, 2001 compared to a gain on the sale of assets recorded during the three months ended September 30, 2002 of $72,449; (ii) an increase in interest expense during the three months ended September 30, 2002 due to interest incurred under the Financing Agreement detailed above, the funds from which were utilized to acquire Ranch 1; and (iii) an increase in interest income during the three months ended September 30, 2002 resulting from an increased level of notes receivable arising from the 2001 Store Sales, notes receivable acquired through the acquisition of Ranch 1, and note receivable arising from the sale of various area representative agreements during the past year.

With only five corporate-owned locations of the Concepts as of September 30, 2002, all of which were recently acquired as part of the Ranch * 1 acquisition, the Company's future operating profitability has become more dependent upon franchise and royalty revenue. It is the Company's intention to sell these remaining five corporate-owned Ranch * 1 outlets to third party franchisees over the next 12 months. Once these five Ranch * 1 outlets are sold to third party franchisee, gross revenues should stabilize as the Company will have completed its transition from corporate-owned locations to having all franchised locations of its Concepts. The Company will continue to attempt to grow its existing Concepts through the franchising of new locations and assisting franchisees in increasing volumes at their existing locations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's liquidity worsened compared to June 30, 2002, March 31, 2002 and December 31, 2001, but improved as compared to September 30, 2001. The Company's current ratio is 0.89 as of September 30, 2002, compared to 0.91 as of June 30, 2002, 1.66 as of March 31, 2002, 1.11 as
of December 31, 2001 and 0.80 as of September 30, 2001. The recent reduction in the working capital and current ratio is due primarily to the completion of the Company's acquisition of Ranch * 1, including the assumption of certain bankruptcy related obligations under the Plan, offset by the cash drawn on the Company's Financing Agreement for Ranch * 1.

The Company anticipates that it will have sufficient liquidity to sustain its operations over the next 12 months, including its obligations under Ranch * 1's Plan discussed above and its repayment obligations under the associated Financing Agreement. As of September 30, 2002, the balance outstanding under the Ranch * 1 Financing Agreement was $2,404,000. In late December 1999, the Company obtained a $1,000,000 credit facility from a national banking institution comprised of an $800,000 term note (the "Term Note") and a $200,000 revolving line of credit. During the first quarter of 2001, the Company entered into an agreement with the same national banking institution to increase the amount of its revolving line of credit from $200,000 to $500,000. Additionally, the Company is currently negotiating with the same national banking institution to increase its revolving line of credit by another $250,000. As of September 30, 2002, the balance outstanding under the Term Note is approximately $37,934 and approximately $492,015 is outstanding under the $500,000 revolving line of credit.

The Company does not anticipate the need for significant capital expenditures in the near future. However, if certain prospective store locations would be better as company-owned stores rather than franchised locations, the Company may require significant capital to build-out and open those prospective stores.

During 2001, the Company continued to finance the sale of its corporate-owned locations by taking notes receivable from the buyers. Most of the notes are payable over three to five years. During the fourth quarter of 2001, the Company wrote-off approximately $900,000 of its notes receivable balance due primarily from franchisees due to uncollectibility, and established an additional reserve for uncollectibility against its remaining notes receivable balance of approximately $800,000. During 2002, the Company has also sold several Area Representative Agreements for the development of the Concepts, with a significant portion of the purchase price for these agreements usually represented by a four to seven year promissory note. Notes receivable balances, after the above-referenced allowance, totaled $4,295,938 at September 30, 2002. This practice of taking notes receivable and its recent experience with uncollectable note receivable balances has caused the Company to carefully manage its cash flows in order to maintain relationships with vendors and meet payments on its debt obligations. Since the Company has sold the majority of its corporate-owned locations, it does not anticipate an increase in notes receivable due to store sale at levels commensurate with that of the past twelve to eighteen months. However, if the Company continues to sell Area Representative Agreements where a significant portion of the purchase price is deferred under a promissory note, the Company's notes receivable balance would continue to increase at levels commensurate with the past twelve to eighteen months.

Net cash provided by operating activities was approximately $256,973 for the first nine months of 2002, compared to net cash used in operating activities of $177,959 for the corresponding nine month period of 2001. The primary sources of cash from operating activities during the first nine months of 2002 causing this change are as follows: (i) net income of $641,966 during the first nine months of 2002; and (ii) a decrease in trade and other accounts receivable of $462,623 during the same nine month period of 2002 as the Company has increased the collection efforts on its outstanding royalties and related receivables from franchisees. These sources of cash from operating activities during the first nine months of 2002 were almost completely offset by the following uses of cash:
(i) a decrease in accounts payable and accrued liabilities of $556,646 during the first nine months of 2002 as the Company's continues to reduce its overall level of outstanding obligations; and (ii) a reduction in deferred franchise fee income of $348,032 during the first nine months of 2002 as multiple new franchise units opened during the first nine months of 2002 where the initial franchise fee or area representative fee was paid during 2001.

Net cash provided by investing activities was approximately $128,404 for the first nine months of 2002, compared to net cash used in investing activities of $179,558 during the comparable nine month period of 2001. The primary reasons for this increase are as follows: (i) $1,493,963 in cash received by the Company during the first nine months of 2002 that was held by Ranch * 1, Inc. on the date the Company's acquisition was completed; and (ii) an overall increase in the collections on the Company's notes receivable of approximately $418,000 during the first nine months of 2002 as compared to the same period of 2001. The above sources of cash were partially offset by the Company contributing as equity during the first nine months of 2002 $1,550,000 to Ranch * 1, Inc. as part of its acquisition completed in May, 2002.

Net cash used in financing activities for the first nine months of 2002 was approximately $466,728, compared to net cash provided by financing activities of $283,409 during the same nine month period of 2001. The main reason for this difference was the Company making payments of $1,230,861 on its confirmed bankruptcy liabilities during the first nine months of 2002 due primarily to its acquisition of Ranch 1 during May, 2002, compared to payments on confirmed bankruptcy liabilities of only $178,830 during the same period of 2001. The above uses of cash was partially offset by the Company borrowing an additional $1,300,000 under the Financing Agreement during the first nine months of 2002 to fund its advances and ultimate equity contribution to Ranch * 1, Inc. as part of the Loan Agreement and subsequent completed acquisition of the grilled chicken chain in May, 2002, compared to net borrowings under lines of credit and the Financing Agreement of $958,140 during the same nine month period of 2001.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

         11* Computation of Per Share Earnings - Located in the September 30, 2002 Statement of Operations and footnote four to such financial statement filed herewith on page four and nine, respectively.

         21 Subsidiary Information. (See Chart), incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 20, 1999, File No. 0-30444.

         99.1 Certification of Chief Executive Officer to June 30, 2002 Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 19, 2002, File No. 000-30444.

         99.2 Certification of Chief Financial Officer to June 30, 2002 Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 19, 2002, File No. 000-30444.

         99.3* Certification of Chief Executive Officer to September 30, 2002 Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.4* Certification of Chief Financial Officer to September 30, 2002 Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ----------
         *    Filed herewith.

(b)  Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAHALA CORP.
(Registrant)


By: /s/ Kevin Blackwell                                  Date: November 14, 2002
    ---------------------------------
    Kevin Blackwell
    Chairman, CEO, and Director


By: /s/ David Guarino                                    Date: November 14, 2002
    ---------------------------------
    David Guarino
    Vice President, Chief Financial Officer, and Director
    (Principal Financial and Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Kevin Blackwell, the Chairman and Chief Executive Officer of Kahala Corp., certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of Kahala Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                        /s/ Kevin Blackwell
                                        ----------------------------------------
                                        Chairman, CEO & Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, David Guarino, the Vice-President and Chief Financial Officer of Kahala Corp., certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of Kahala Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.


                                        /s/ David Guarino
                                        ----------------------------------------
                                        Vice President & Chief Financial Officer